Form 10-Q
period 1996-03-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-05-14
CIK 830055

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

  (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1996
                                   ----------------------------------------

                                   OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------


                        Commission File #0-17403

                    ROOSEVELT FINANCIAL GROUP, INC.

                      ---------------------------
         (Exact name of registrant as specified in its charter)

              DELAWARE                                   43-1498200
- ------------------------------------            ---------------------------
    (State or other Jurisdiction                  (I.R.S. Employer ID No.)
  of incorporation or organization)


          900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI  63017
  ------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number, including area code (314)  532-6200
                                                      -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----     -----

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at May 6, 1996
   -------------------               --------------------------------
      Common Stock                             42,130,094
     Par Value $.01

                                 INDEX



                    ROOSEVELT FINANCIAL GROUP, INC.



                                                                      PAGE
 PART I.     FINANCIAL INFORMATION


 Item 1.     Financial Statements (Unaudited)

             - Consolidated Balance Sheets                              2

             - Consolidated Statements of Operations                    3

             - Consolidated Statements of Stockholders'
               Equity                                                   4

             - Consolidated Statements of Cash Flows                    5

             - Notes to Consolidated Financial
               Statements                                               6

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10



 PART II.    OTHER INFORMATION

             SIGNATURES


ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share data) (Unaudited)

                                                                                          March 31,    December 31,
                                                                                            1996          1995
                                                                                        ------------   ------------
Assets:
Cash and cash equivalents                                                               $    44,746    $    15,433
Securities available for sale:
  Investment securities                                                                     154,029        159,857
  Mortgage-backed securities                                                              1,305,755      1,446,604
Securities held to maturity:
  Investment securities                                                                     115,139        119,186
  Mortgage-backed securities                                                              3,461,875      3,430,954
Loans                                                                                     3,777,160      3,577,892
Real estate owned                                                                            14,471         15,433
Office properties and equipment, net                                                         52,016         52,466
Other assets                                                                                209,469        195,236
                                                                                        -----------    -----------
                                                                                        $ 9,134,660    $ 9,013,061
                                                                                        ===========    ===========

Liabilities and Stockholders' Equity:
Deposits                                                                                $ 4,921,047    $ 4,907,497
Securities sold under agreements to repurchase                                            1,068,724      1,082,814
Advances from Federal Home Loan Bank                                                      2,455,688      2,377,138
Other borrowings                                                                             47,558         47,523
Other liabilities                                                                           132,538        101,183
                                                                                        -----------    -----------
       Total Liabilities                                                                  8,625,555      8,516,155
                                                                                        -----------    -----------

Stockholders' equity:
  Preferred stock - $.01 par value, 6.5% non-cumulative perpetual convertible; 3,000,000 shares authorized and 1,301,000 issued and
     outstanding at March 31, 1996 and December 31, 1995                                         13             13
  Common stock - $.01 par value; 90,000,000 shares authorized;
     42,117,674 and 41,991,701 shares issued and outstanding at March 31, 1996
     and December 31, 1995, respectively                                                        421            420
  Paid-in capital                                                                           263,887        262,381
  Retained earnings - subject to certain restrictions                                       237,589        223,606
  Unrealized gain on securities available for sale, net of taxes                              8,687         12,019
  Unamortized restricted stock awards                                                        (1,492)        (1,533)
                                                                                        -----------    -----------
       Total Stockholders' Equity                                                           509,105        496,906
                                                                                        -----------    -----------
                                                                                        $ 9,134,660    $ 9,013,061
                                                                                        ===========    ===========


                            See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996          1995
                                                                    ----------    ----------
Interest income:
     Loans                                                          $   72,010    $   58,940
     Securities available for sale                                      29,348        37,341
     Securities held to maturity                                        64,477        60,014
     Other                                                                 308           258
                                                                    ----------    ----------
          Total interest income                                        166,143       156,553
                                                                    ----------    ----------
Interest expense:
     Deposits                                                           61,164        54,391
     Other borrowings                                                   53,346        53,292
     Interest rate exchange agreements, net                              5,259           440
                                                                    ----------    ----------
          Total interest expense                                       119,769       108,123
                                                                    ----------    ----------
               Net interest income                                      46,374        48,430
Provision for losses on loans                                              300           300
                                                                    ----------    ----------
               Net interest income after
                 provision for losses on loans                          46,074        48,130
                                                                    ----------    ----------
Noninterest income (loss):
     Retail banking fees                                                 3,132         2,532
     Insurance and brokerage sales commissions                           1,698         2,011
     Loan servicing fees, net                                            2,019         2,042
     Net gain from financial instruments                                   341         1,508
     Gain on sales of real estate acquired for
       development and sale                                                346           738
     Unrealized losses on impairment of
       mortgage-backed securities held to maturity                          --       (27,063)
     Other                                                                 982           260
                                                                    ----------    ----------
          Total noninterest income (loss)                                8,518       (17,972)
                                                                    ----------    ----------
Noninterest expense:
     Compensation and employee benefits                                  9,882         8,633
     Occupancy                                                           3,922         4,281
     Federal insurance premiums                                          2,339         3,211
     Other                                                               5,575         5,368
                                                                    ----------    ----------
          Total noninterest expense                                     21,718        21,493
                                                                    ----------    ----------
               Income before income tax expense                         32,874         8,665
Income tax expense                                                      11,309         2,978
                                                                    ----------    ----------
               Net income                                           $   21,565    $    5,687
                                                                    ==========    ==========
               Net income attributable to
                 common stock                                       $   20,508    $    4,615
                                                                    ==========    ==========

Earnings per share:
               Primary                                              $     0.48    $     0.12
                                                                    ==========    ==========
               Fully-diluted                                        $     0.46    $     0.12
                                                                    ==========    ==========

Dividends Paid                                                      $    0.155    $    0.140
                                                                    ==========    ==========


   See accompanying notes to consolidated financial statements

                                                  ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

                                          Consolidated Statements of Stockholders' Equity
                                                 (Dollars in thousands) (Unaudited)


                                                       Preferred Stock           Common Stock
                                                    --------------------    ---------------------     Paid-in      Retained
                                                      Shares      Amount      Shares       Amount     Capital      Earnings
                                                    ---------    -------    ----------    -------    ---------    ---------
Balance, December 31, 1994                          1,319,000    $    13    40,173,527    $   402    $ 255,655    $ 191,359
Net income                                                 --         --            --         --           --       45,118
Purchase of common stock for treasury                      --         --            --         --           --           --
Issuance of common stock through stock options
  and employee stock plans                                 --         --       243,763          3        1,531       (1,572)
Issuance of common stock in the acquisition of
  Kirksville Bancshares, Inc.                              --         --     1,521,435         15        5,426       15,475
Exchange of preferred stock for common stock          (18,000)        --        52,976         --         (231)          --
Amortization of restricted stock awards                    --         --            --         --           --           --
Cash dividends declared:
  Common stock                                             --         --            --         --           --      (22,531)
  Preferred stock                                          --         --            --         --           --       (4,243)
Unrealized gains on securities
  available for sale, net                                  --         --            --         --           --           --
                                                    ---------    -------    ----------    -------    ---------    ---------
Balance, December 31, 1995                          1,301,000         13    41,991,701        420      262,381      223,606
Net income                                                 --         --            --         --           --       21,565
Issuance of common stock through stock options
  and employee stock plans                                 --         --       125,973          1        1,506           --
Amortization of restricted stock awards                    --         --            --         --           --           --
Cash dividends declared:
  Common stock                                             --         --            --         --           --       (6,525)
  Preferred stock                                          --         --            --         --           --       (1,057)
Unrealized losses on securities available for
   sale, net                                               --         --            --         --           --           --
                                                    ---------    -------    ----------    -------    ---------    ---------
Balance, March 31, 1996                             1,301,000    $    13    42,117,674    $   421    $ 263,887    $ 237,589
                                                    =========    =======    ==========    =======    =========    =========

                                                                                  Unrealized
                                                                                gain (loss) on
                                                                                  securities
                                                         Treasury Stock          available for      Unamortized         Total
                                                    -----------------------        sale, net         Restricted      Stockholders'
                                                      Shares       Amount          of taxes         Stock Awards        Equity
                                                    ----------   ----------    ----------------    --------------    -------------
Balance, December 31, 1994                            (10,000)   $    (150)    $        (5,653)    $          --     $    441,626
Net income                                                 --           --                  --                --           45,118
Purchase of common stock for treasury                (214,500)      (3,426)                 --                --           (3,426)
Issuance of common stock through stock options
  and employee stock plans                            209,976        3,345                  --            (1,621)           1,686
Issuance of common stock in the acquisition of
  Kirksville Bancshares, Inc.                              --           --                  --                --           20,916
Exchange of preferred stock for common stock           14,524          231                  --                --               --
Amortization of restricted stock awards                    --           --                  --                88               88
Cash dividends declared:
  Common stock                                             --           --                  --                --          (22,531)
  Preferred stock                                          --           --                  --                --           (4,243)
Unrealized gains on securities
  available for sale, net                                  --           --              17,672                --           17,672
                                                    ---------    ---------     ---------------     -------------     ------------
Balance, December 31, 1995                                 --           --              12,019            (1,533)         496,906
Net income                                                 --           --                  --                --           21,565
Issuance of common stock through stock options
  and employee stock plans                                 --           --                  --                --            1,507
Amortization of restricted stock awards                    --           --                  --                41               41
Cash dividends declared:
  Common stock                                             --           --                  --                --           (6,525)
  Preferred stock                                          --           --                  --                --           (1,057)
Unrealized losses on securities available for
   sale, net                                               --           --              (3,332)               --           (3,332)
                                                    ---------    ---------     ---------------     -------------     ------------
Balance, March 31, 1996                                    --    $      --     $         8,687     $      (1,492)    $    509,105
                                                    =========    =========     ===============     =============     ============


ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996            1995
                                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                                         $     21,565    $      5,687
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          1,046             999
     Amortization of discounts and premiums, net                                            6,591            (130)
     Increase in accrued interest receivable                                               (2,901)         (4,408)
     (Decrease) increase in accrued interest payable                                       (3,914)            337
     Provision for losses on loans                                                            300             300
     Unrealized losses on impairment of mortgage-backed securities held to maturity            --          27,063
     Other, net                                                                            (6,392)          2,780
                                                                                     ------------    ------------

       Net cash provided by operating activities                                           16,295          32,628
                                                                                     ------------    ------------

Cash flows from investing activities:
  Principal payments and maturities of securities available for sale                       55,770          23,397
  Principal payments and maturities of securities held to maturity                        271,370         148,644
  Principal payments on loans                                                             256,427          90,896
  Proceeds from sales of securities available for sale                                    358,252         342,354
  Purchase of securities available for sale                                              (274,727)       (520,880)
  Purchase of securities held to maturity                                                (301,363)       (504,507)
  Purchase of loans                                                                      (170,830)        (82,466)
  Originations of loans                                                                  (288,923)        (81,332)
  Settlements of financial futures available for sale                                          --         (33,834)
  Net proceeds from sales of real estate                                                    3,179           1,874
  Purchase of office properties & equipment                                                  (526)           (343)
                                                                                     ------------    ------------

       Net cash used in investing activities                                              (91,371)       (616,197)
                                                                                     ------------    ------------

Cash flows from financing activities:
  Proceeds from FHLB advances                                                           4,992,500       4,021,000
  Principal payments on FHLB advances                                                  (4,914,000)     (3,736,000)
  Proceeds received from termination of interest rate exchange agreements                  14,185              --
  Excess of deposit receipts over withdrawals (withdrawals over receipts)                  13,430         (44,931)
  (Decrease) increase in securities sold under agreements to repurchase, net              (14,090)        370,161
  Proceeds from exercise of stock options                                                   1,019             293
  Purchase of treasury stock                                                                   --          (2,152)
  Cash dividends paid                                                                      (7,582)         (6,692)
  Net increase in advances from borrowers for taxes and insurance                          18,927          14,934
                                                                                     ------------    ------------
       Net cash provided by financing activities                                          104,389         616,613
                                                                                     ------------    ------------
Net increase in cash and cash equivalents                                                  29,313          33,044
Cash and cash equivalents at beginning of period                                           15,433          22,106
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $     44,746    $     55,150
                                                                                     ============    ============

Supplemental disclosures of cash flow information:
  Payments during the period for:
     Interest                                                                        $    123,683    $    107,786
     Income taxes                                                                              --           5,500
Noncash investing and financing activities:
  Redesignation of interest rate exchange and cap agreements to securities
     available for sale                                                                     3,235              --



  See accompanying notes to consolidated financial statements


                      ROOSEVELT FINANCIAL GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly- owned subsidiaries, Roosevelt Bank, (the Bank) and F & H Realty (Realty) and the Bank's wholly-owned subsidiaries as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995.

   In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and the other than temporary impairment write-down of certain private issuer mortgage-backed securities discussed further in Note 7 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary for a fair presentation of the financial condition of the Company as of March 31, 1996 and the results of its operations for the three month periods ended March 31, 1996 and 1995.

   The preceding unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

   When necessary, reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - ACQUISITIONS

    On April 16, 1996, the Company announced the execution of a definitive agreement to acquire Community Charter Corporation (CCC), a commercial bank holding company, in a stock-for-stock transaction. CCC is the parent company of the Missouri State Bank and Trust Company (MSB), which serves the St. Louis metropolitan area. The Company does not plan to merge MSB into its existing wholly-owned subsidiary, Roosevelt Bank. Instead, the Company will own MSB as a separate legal entity, which will continue to be regulated by the Missouri Division of Finance. In the transaction each holder of the common stock of CCC will receive 1.6 shares of the Company for each share of CCC. The transaction will be accounted for under the pooling of interests method of accounting. CCC's consolidated total assets were $62 million at March 31, 1996.

   On April 9, 1996, the Company announced the execution of a definitive agreement with Mutual Bancompany, Inc. (Mutual), the holding company for Mutual Savings Bank. The transaction will result in the merger of Mutual Savings Bank into Roosevelt Bank. At December 31, 1995, Mutual had total assets of approximately $55 million. In the transaction, each holder of the common stock of Mutual will receive $23 in value of common stock of the Company based on the market price of such stock prior to closing. The transaction is subject to the approval of the stockholders of Mutual and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization and will be accounted for under the pooling of interests method of accounting.

   On March 22, 1996, the Company announced the execution of a definitive agreement with Sentinel Financial Corporation (Sentinel), the holding company for Sentinel Federal Savings and Loan Association. The transaction will result in the merger of Sentinel Federal Savings and Loan Association into Roosevelt Bank. At December 31, 1995, Sentinel had total assets of approximately $152 million. In the transaction each holder of the common stock of Sentinel will receive 1.4231 shares of common stock of the Company for each share of Sentinel. The transaction is subject to the approval of the stockholders of Sentinel and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization and will be accounted for under the pooling of interests method of accounting.

NOTE 3 -SECURITIES AVAILABLE FOR SALE

   The amortized cost and market value of securities available for sale at March 31, 1996 are summarized as follows:

                                                                              GROSS         GROSS
                                                            AMORTIZED      UNREALIZED     UNREALIZED      MARKET
                                                               COST           GAINS         LOSSES        VALUE
                                                            ---------      ----------     ----------      ------
                                                                                (in thousands)
Investment Securities:
  U.S. Government and agency obligations                  $     1,174        $   317      $     --      $    1,491
  Corporate securities                                         14,329          1,301            (5)         15,625
                                                           ----------         ------       -------       ---------
                                                               15,503          1,618            (5)         17,116
  FHLB stock                                                  136,913             --            --         136,913
                                                           ----------         ------       -------       ---------
                                                              152,416          1,618            (5)        154,029
                                                           ----------         ------       -------       ---------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                     674,744         12,526        (1,251)        686,019
     FNMA                                                     256,987          1,108        (3,072)        255,023
     FHLMC                                                    286,320          1,967        (2,976)        285,311
  Other                                                        55,956          4,035        (1,457)         58,534
  Derivative financial instruments:
     Interest rate exchange agreements                        (13,900)        11,659          (528)         (2,769)
     Interest rate cap agreements                              28,828            222       (11,223)         17,827
     Interest rate floor agreements                             4,041          3,619        (1,850)          5,810
                                                           ----------         ------       -------       ---------
                                                            1,292,976         35,136       (22,357)      1,305,755
                                                           ----------         ------       -------       ---------
                                                          $ 1,445,392        $36,754      $(22,362)     $1,459,784
                                                           ==========         ======       =======       =========

Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------    ------------

Gross realized gains                                          $ 6,157        $ 5,488
Gross realized losses                                          (3,067)        (1,150)
                                                               ------         ------
                                                              $ 3,090        $ 4,338
                                                               ======         ======

NOTE 4 - SECURITIES HELD TO MATURITY

   The amortized cost and market value of securities held to maturity at March 31, 1996 are summarized as follows:

                                                                              GROSS         GROSS
                                                            AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                               COST           GAINS         LOSSES         VALUE
                                                            ---------      ----------     ----------       ------
                                                                  (in thousands)

Investment Securities:
  U.S. Government and agency obligations                  $   109,489       $  1,607      $      --       $ 111,096
  Corporate securities                                          5,650             67             --           5,717
                                                           ----------        -------       --------        --------
                                                              115,139          1,674             --         116,813
                                                           ----------        -------       --------        --------
Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                      12,676            160           (218)         12,618
     FNMA                                                     124,857          1,726           (374)        126,209
     FHLMC                                                    224,396          2,679           (977)        226,098
  Private pass-throughs                                     2,764,441         21,620        (24,909)      2,761,152
  Collateralized mortgage obligations                         335,505          1,784         (6,661)        330,628
                                                           ----------        -------       --------      ----------
                                                            3,461,875         27,969        (33,139)      3,456,705
                                                           ----------        -------       --------      ----------
                                                          $ 3,577,014       $ 29,643      $ (33,139)    $ 3,573,518
                                                           ==========        =======       ========      ==========

NOTE 5 - COMMON STOCK DIVIDENDS AND PREFERRED STOCK DIVIDENDS

   On April 25, 1996, the Board of Directors declared the Company's thirty third common stock cash dividend in the amount of 15.5 cents per share
payable May 31, 1996 to stockholders of record on May 15, 1996.   On March 6,
1996, the Board of Directors declared the regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative perpetual convertible preferred stock in the amount of 81.25 cents per share payable May 15, 1996 to stockholders of record on May 3, 1996.

NOTE 6 - STOCK REPURCHASE PROGRAM

   On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock or common equivalents, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund, from time to time, the Company's benefit programs. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through March 31, 1996, 224,500 shares of common stock of the Company have been repurchased at market prices pursuant to the stock repurchase program.

NOTE 7 - IMPAIRMENT OF MORTGAGE-BACKED SECURITIES HELD TO MATURITY

   At March 31, 1995, certain private issuer mortgage-backed securities held by the Company were determined to be other than temporarily impaired, as defined in Statement of Financial Accounting Standards No. 115. As a result, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax or $0.40 per share) for the three months ended March 31, 1995, to reflect the impairment of such securities. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the securities. Each of the securities deemed to be impaired were rated CCC by Standard & Poors and Ba1, Ba2 or Ba3 by Moodys at March 31, 1995. Refer to the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the affected mortgage-backed securities and related write-down.

NOTE 8 - EARNINGS PER SHARE

   Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended March 31, 1996 and 1995 were 42,373,404 and 40,572,869, respectively.

   Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended March 31, 1996 and 1995 were 47,258,439 and 45,512,729, respectively.

NOTE 9 - ACCOUNTING PRONOUNCEMENTS

   The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Upon adoption in 1996, the Company elected the pro forma disclosure alternative provided in SFAS 123. Such adoption did not have any impact on the Company's financial statements.

   During May 1995, the FASB issued Statement of Financial Accounting
Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122).
SFAS 122 requires that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights to capitalize the cost of the rights to service such loans. As the Company has not retained servicing on any loans that have been originated and subsequently sold, the aforementioned provision of SFAS 122 does not have any impact on the Company's financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 should be applied prospectively for fiscal years beginning after December 15, 1995. The Company's adoption of SFAS 122, effective January 1, 1996, did not have a significant impact on the Company's financial statements.

   During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company's adoption of SFAS 121, effective January 1, 1996, did not have a significant impact on the Company's financial statements.

                       ROOSEVELT FINANCIAL GROUP, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors- including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors- could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake- and specifically disclaims any obligation- to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Net Income
- ----------

   The Company recorded net income totaling $21.6 million for the three month period ended March 31, 1996 as compared to $5.7 million for the three month period ended March 31, 1995. Net income on a fully diluted per share basis was $0.46 for the three month period ended March 31, 1996 as compared to $0.12 for the same period in 1995. Net income for the three month period ended March 31, 1995 was negatively impacted by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

Interest Income
- ---------------

   Interest income increased $9.6 million or 6.1% to $166.1 million for the three month period ended March 31, 1996 as compared to $156.6 million for the three month period ended March 31, 1995. Interest income on loans increased $13.1 million primarily as a result of a $578.8 million increase in the average balance of loans outstanding and an increase in the average yield on the loan portfolio from 7.48% to 7.72%. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. The increase in yield is primarily attributable to repricings of the Company's adjustable rate loan portfolio and an increasing percentage of higher yielding consumer loans. Interest income on securities available for sale decreased $8.0 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $478.5 million when comparing the 1996 period to the 1995 period. As the Company increased its investment in loans, proceeds from the securities available for sale portfolio funded such growth. Interest income from securities held to maturity increased $4.5 million when comparing the 1996 period to the 1995 period. The yields received on such securities increased to 7.17% for the 1996 period from 6.80% for the 1995 period. Such increase was due primarily to an increase in the yields received on adjustable-rate securities as a result of repricings.

Interest Expense
- ----------------

   Interest expense increased $11.7 million or 10.8% to $119.8 million for the three month period ended March 31, 1996 as compared to $108.1 million for the same period in 1995. Interest expense on deposits increased $6.7 million when comparing the 1996 period to the 1995 period. Such increase was primarily the result of an increase in the rates paid on deposits. Despite a general declining interest rate environment competition for deposits in the Company's markets required higher rates to be paid on maturing deposits in effort to maintain the Company's existing deposit base. As a result the average rate paid on certificates of deposit for the 1996 period was 5.79% as compared to 5.19% for 1995. Interest expense on other borrowings did not change significantly when comparing the 1996 period to the 1995 period. Interest expense on other borrowings is mainly comprised of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Interest expense on securities sold under agreements to repurchase decreased $6.0 million while interest expense on advances from the Federal Home Loan Bank increased $6.0 million. During 1996 advances from the Federal Home Loan Bank were a more desirable form of borrowings for the Company as a result of the lower borrowing costs that could be achieved. As a result, maturities of securities sold under agreements to repurchase were replaced with advances from the Federal Home Loan Bank. Interest expense on interest rate exchange agreements increased $4.8 million for the 1996 period when compared to the 1995 period. Approximately $2.3 million of such increase was a result of decreased amortization of deferred gains on interest rate exchange agreements which had been terminated in prior periods. Such amortization had previously decreased the expense on interest rate exchange agreements during 1995. The remaining $2.5 million increase in interest exchange agreement expense for 1996 when compared to 1995 is due primarily to a decrease of approximately
 .80% in the rates received on such agreements resulting from the overall declining interest rate environment.

Average Balances, Interest Rates and Yields
- -------------------------------------------
      The following table presents at the date and for the periods indicated the Company's average interest-earning assets, average interest-bearing liabilities, interest income and expense and average rates earned and paid. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------------------------------------------
                                                                         1996                                1995
                                                           --------------------------------   ---------------------------------
                                                                       INTEREST     AVERAGE                INTEREST     AVERAGE
                                                           AVERAGE     INCOME/       RATE     AVERAGE      INCOME/       RATE
                                                           BALANCE     EXPENSE        %       BALANCE      EXPENSE        %
                                                           -------     -------      -------   -------      -------      -------
                                                                                 (DOLLARS IN MILLIONS)
Assets:
   Cash equivalents                                       $   24.0      $  0.3        5.13%   $   18.6      $  0.3        5.55%
   Securities available for sale <F1>                      1,563.2        29.3        7.51     2,041.7        37.3        7.32
   Securities held to maturity                             3,599.3        64.5        7.17     3,527.8        60.0        6.80
   Loans <F2> <F3>                                         3,731.3        72.0        7.72     3,152.5        58.9        7.48
                                                          --------      ------                --------      ------
     Total interest-earning assets                         8,917.8       166.1        7.45%    8,740.6       156.5        7.17%
                                                                        ------       -----                  ------       -----
   Other assets                                              383.9                               298.6
                                                          --------                            --------
                                                          $9,301.7                            $9,039.2
                                                          ========                            ========

Liabilities
   Deposits:
     NOW and money market accounts <F4>                   $  904.9         7.6        3.36%   $  849.0         5.3        2.52%
     Passbook savings deposits                               321.1         1.8        2.27       380.5         2.2        2.26
     Time deposits <F4>                                    3,643.1        57.0        6.26     3,619.4        47.3        5.23
                                                          --------      ------                --------      ------
                                                           4,869.1        66.4        5.46     4,848.9        54.8        4.52
   Borrowings:
     Securities sold under agreements
        to repurchase                                      1,163.7        16.2        5.58     1,530.4        22.2        5.80
     Advances from FHLB                                    2,577.1        35.9        5.57     2,010.3        29.9        5.95
     Other borrowings                                         47.5         1.2       10.26        47.5         1.2       10.29
                                                          --------      ------                --------      ------
     Total interest-bearing liabilities                    8,657.4       119.7        5.53%    8,437.1       108.1        5.13%
                                                                        ------       -----                  ------       -----
   Other liabilities                                         142.1                               154.3
                                                          --------                            --------
                                                           8,799.5                             8,591.4
   Stockholders' equity                                      502.2                               447.8
                                                          --------                            --------
   Total liabilities and
     stockholders' equity                                 $9,301.7                            $9,039.2
                                                          ========                            ========

   Net interest income                                                   $46.4                               $48.4
                                                                         =====                               =====

   Interest rate spread <F5>                                                          1.92%                               2.04%
                                                                                      ====                                ====

   Effective net spread  <F6>                                                         2.08%                               2.22%
                                                                                      ====                                ====

- -------------------------

   <F1> The securities available for sale are included in the following table at historical cost with the corresponding average rate calculated upon historical balances.
   <F2> Average balances include non accrual loans.  Interest on such loans is included in interest income upon receipt.
   <F3> Interest includes amortization of deferred fees.
   <F4> Includes the effect of interest rate exchange agreements.
   <F5> Equals average rate earned on all assets minus average rate paid on all liabilities.
   <F6> Net interest income annualized divided by average balance of all interest-earning assets.

   At March 31, 1996, the weighted average yield on interest-earning assets was 7.41% and the weighted average cost on interest-bearing liabilities was 5.45%.

      The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to volume and those due to changes in interest rates. For each category of interest income and interest expense, information is provided on changes attributed to (i) changes in volume (i.e., changes in volume multiplied by prior year rate) and (ii) changes in rate (i.e., changes in rate multiplied by prior year volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the change due to rate.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                        1996 VS. 1995
                                                            ---------------------------------------
                                                              INCREASE (DECREASE)          TOTAL
                                                                     DUE TO               INCREASE
   (DOLLARS IN THOUSANDS)                                    VOLUME          RATE        (DECREASE)
                                                            --------        ------       ----------
   Interest income:
      Loans                                                 $ 10,822     $    2,248      $  13,070
      Securities available for sale                           (8,660)           667         (7,993)
      Securities held to maturity                              1,251          3,212          4,463
      Other earning assets                                        75            (25)            50
                                                            --------     ----------      ---------
         Total interest income                              $  3,488     $    6,102      $   9,590
                                                            --------     ----------      ---------

   Interest expense:
      Deposits                                              $    226     $    6,547      $   6,773
      Securities sold under agreements to
         repurchase                                           (5,316)          (642)        (5,958)
      Advances from Federal Home Loan Bank                     8,424         (2,412)         6,012
      Interest rate exchange agreements                         (111)         4,930          4,819
                                                            --------     ----------      ---------
         Total interest expense                             $  3,223     $    8,423      $  11,646
                                                            --------     ----------      ---------

   Change in net interest income                            $    265     $   (2,321)     $  (2,056)
                                                            ========     ==========      =========

Provision for Losses on Loans
- -----------------------------

   The provision for losses on loans recorded for the three month period ended March 31, 1996 remained unchanged from the three month period ended March 31, 1995 in the amount of $300,000. The provision for losses on loans represents a charge against current net income to maintain a level of the allowance for losses on loans that has been determined necessary to absorb losses inherent in the Company's loan portfolio.

Noninterest Income (Loss)
- -------------------------

Retail Banking Fees

   Retail banking fees increased $600,000 to $3.1 million for the three month period ended March 31, 1996 compared to $2.5 million for the three month period ended March 31, 1995. The increase resulted from increased levels of transaction account activities, primarily ATM fees, returned check fees and telephone banking fees.

Insurance and Brokerage Sales Commissions

   Insurance and brokerage sales commissions decreased to $1.7 million for the three month period ended March 31, 1996 when compared to $2.0 million for the three month period ended March 31, 1995. The decrease resulted from a decline in the sales of fixed annuities and a resultant change in the mix of sales from principally fixed annuities to a more equal blend of mutual funds and fixed annuities. While overall investment product sales volumes are comparable on a year over year basis, the change in mix, driven by market conditions to mutual funds with lower resulting commissions, away from fixed annuity sales caused overall commissions to decline.

Loan Servicing Fees, Net

   Loan servicing fees, net of $2.0 million, did not materially change for the three month period ended March 31, 1996 when compared to the same period in 1995 as the size of the Company's servicing portfolio was substantially the same during the respective periods. During the first quarter of 1996 the Company announced the acquisition of approximately $2.2 billion of GNMA mortgage servicing. The purchase will increase the total size of Roosevelt's servicing portfolio by greater than

40% to approximately $7.5 billion, or in excess of 100,000 loans. This acquisition is expected to fully settle prior to the end of the second quarter of 1996.

Net Gain (Loss) from Financial Instruments

   In the conduct of its business operations, the Company has determined the need to sell or terminate certain assets, liabilities, or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect such transactions will have on the future volatility of the net market value of the Company. Consequently, in pursuing these sale or termination of activities, the Company does not seek net gains in a reporting period to the detriment of earnings in future periods.

   Net gain from financial instruments is summarized as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1996           1995
                                                                ----           ----
                                                                  (IN MILLIONS)
   Mortgage-backed securities
     available for sale                                       $ 3,090       $  4,338
   Options expense                                             (2,749)        (2,830)
                                                              -------       --------

                                                              $   341       $  1,508
                                                              =======       ========

Unrealized Losses on Impairment of Mortgage-Backed Securities Held To
Maturity

   The Company purchased ownership interests in ten pools of privately issued adjustable rate mortgage-backed securities issued in 1989 through 1991 by Guardian Savings and Loan Association ("Guardian"). All of such Guardian pools in which the Company purchased and currently holds an ownership interest were rated AA or AAA by Standard & Poors and Aa2 or Aaa by Moodys, at the date of issuance of the securities.

   Guardian issued their securities with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The Guardian securities purchased by the Company (the "Guardian Securities") were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature.


   Guardian was placed in conservatorship on June 21, 1991 by the Office of Thrift Supervision, which appointed the Resolution Trust Corporation ("RTC") as conservator. Subsequent to the conservatorship, the RTC replaced Guardian as the servicer for the loans underlying the securities. Effective November 1994, Bank of America assumed servicing responsibilities from the RTC. Guardian was a niche player in the California mortgage market whose lending decisions relied more on the value of the mortgaged property and the borrower's equity in the property and less on the borrower's income and credit standing. All collateral underlying the Guardian Securities have the following loan pool characteristics:

   * First lien, 30 year, six month adjustable rate loans tied to either the cost of funds index, one year constant maturity treasury rate, or LIBOR.

   * 100% of the loans were originated in California.

   * The weighted average loan to value ratio at origination was approximately 66%.

   Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in April and May, 1994 and again in July and September, 1995 to the current ratings reflected in the tables on page 16 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

   At December 31, 1994 and March 31, 1995, the Guardian securities owned by the Company were performing according to their contractual terms, and all realized losses from the disposition of REO were being absorbed by the subordinate classes (or in the case of Pool 1990-7 at March 31, 1995, by unamortized purchase discounts). However, to the extent that subsequent to March 31, 1995, the pools continue to realize losses on the disposition of REO at levels comparable to the then current rate, the remaining balances of the subordinate classes may not be adequate to protect the Company from incurring some credit losses on certain of its ten pools. As a result of this deterioration and the continuing receipt of subsequent information, the Company determined that the underlying investments represented by seven pools in which, subsequent to March 31, 1995, the subordination protection has been either totally eliminated or has become potentially inadequate should be considered "other than temporarily" impaired under the provisions of Statement of Financial Accounting Standards No. 115. As a result of this determination, the Company recorded a $22.0 million pre-tax write-down ($14.4 million after tax or approximately $0.32 per share) for the three months ended March 31, 1995 to reflect the impairment of these seven pools. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the Guardian Securities.

   In addition to the Guardian Securities discussed above, the Company has an investment of approximately $5.3 million at March 31, 1996 after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 ("Lehman 91-4"), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at March 31, 1995.

   Management believes that these write-downs are adequate based upon its evaluation.

As reflected in the following table, the Company's remaining investment at March 31, 1996 in the Guardian Securities is approximately $67.0 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                          (in millions)
     Investment in Guardian Securities, March 31, 1995                       $ 118.9

     Purchase of remaining senior position of Pool 1990-9                         .6
     Net principal payments received                                           (18.9)
     Desecuritization of Guardian Pool 1990-9 (see discussion below)           (33.6)
                                                                             -------

     Investment in Guardian Securities, March 31, 1996                       $  67.0
                                                                             =======

Subsequent to March 31, 1995, the date of the impairment charge, through March 31, 1996 the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

   * During the quarter ended June 30, 1995, the Company completed its planned desecuritization of Guardian Pool 1990-9 and has assumed servicing of the underlying whole loans and REO properties received through the desecuritization. As a result of this process, $1.1 million representing principal, interest and servicing related funds advanced by previous servicers to certificate holders on properties which were in REO at the time of the desecuritization was reimbursed to the servicer, $28.8 million was transferred to mortgage loans and $2.7 million (net of $4.9 million of charge-offs discussed below) was transferred to residential REO. REO properties and properties in foreclosure were written down $4.9 million to their estimated fair values by charges to existing unallocated REO reserves ($1.4 million) and loan loss reserves ($1.8 million) and to existing unamortized purchase discounts ($1.7 million).

   * As expected, there were several additional rating agency downgrades, principally related to those Guardian pools that are no longer protected by remaining credit enhancement and which had been determined to be other than temporarily impaired and written down to estimated fair value by the Company during the quarter ended March 31, 1995.

   * As expected, based on the low levels remaining at March 31, 1995, the subordination protection related to Guardian Pools 1990-2, 1990-4 and 1990-5 was fully absorbed.

   * The remaining four pools (Guardian 89-11, 90-1, 90-8 and Lehman 91-4), determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continue to perform according to their contractual terms and are protected by remaining subordination ranging from 0.71% to 11.18% of the remaining unpaid principal balances of the pools. Such remaining subordination percentages compare to original subordination percentages ranging from 8.50% to 23.00%.

   * The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 13.53% and 22.03%, respectively. These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

   * $18.9 million in net principal payments have been received since March 31, 1995.

Accordingly, at March 31, 1996, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information at March 31, 1996 relating to Roosevelt's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.

                                        POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
                                        ------------------------------------------------------
                                                           March 31, 1996
                                                       (dollars in thousands)

                                                            Subordination As a
                                Rating                    Percent of Pool Balance
Pool      Issue     ---------------------------------     -----------------------
Number    Date      Agency     At Issue       Current      At Issue     Current
- ------    ----      ------     --------       -------      --------     -------

GUARDIAN POOLS
- --------------

89-11   11/30/89     S & P       AA            CCC           8.50%       11.18%
                     Moody       Aa2           B1

90-1     1/30/90     S & P       AA            CC            8.50%        2.06%
                     Moody       Aa2           B3

90-2     2/27/90     S & P       AA            D             8.50%          --
                     Moody       Aa2           Caa

90-4     4/30/90     S & P       AA            D             8.75%          --
                     Moody       Aa2           Caa

90-5     5/31/90     S & P       AA            D             8.75%          --
                     Moody       Aa2           Caa

90-7     7/25/90     S & P       AA            D             8.75%          --
                     Moody       Aa2           Caa

90-8     9/21/90     S & P       AAA           CCC          14.00%        9.85%
                     Moody       Aaa           B3

Total
Guardian

LEHMAN POOL
- -----------

91-4     7/30/91     S & P       AA            CCC-         23.00%        0.71%
                     Moody       Aa3           Caa



                        GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT ENHANCEMENT
                        ------------------------------------------------------------------------------------
                                                           March 31, 1996
                                                       (dollars in thousands)

                                                            Subordination As a
                                Rating                    Percent of Pool Balance
Pool      Issue     ---------------------------------     -----------------------
Number    Date      Agency     At Issue       Current      At Issue     Current
- ------    ----      ------     --------       -------      --------     -------

89-10   10/27/89     S & P       AA            BBB-          8.50%       13.53%
                     Moody       Aa2           Ba3

91-2     3/28/91     S & P       AA            BBB          17.00%       22.03%
                     Moody       Aaa           Baa3
Totals


                       Regarding Roosevelt's Interests
                    -------------------------------------       Percent of Pools
Pool      Issue     Original Par   Remaining   Remaining      Current or Less than
Number    Date       At Issue         Par      Investment      90 Days Delinquent
- ------    ----      ------------   ---------   ----------     --------------------

GUARDIAN POOLS
- --------------

89-11   11/30/89    $ 33,750       $ 7,977      $ 6,025             73%


90-1     1/30/90       3,000           786          578             73%


90-2     2/27/90      27,500         6,928        4,872             73%


90-4     4/30/90      46,428        13,291        9,927             65%


90-5     5/31/90      45,000        14,541       11,441             73%


90-7     7/25/90      68,025        20,209       14,839             73%


90-8     9/21/90      15,000         4,895        3,728             66%
                      ---------------------------------

Total
Guardian            $238,703       $68,627      $51,410
                    ===================================
LEHMAN POOL
- -----------

91-4     7/30/91    $ 14,000       $10,177       $5,316             76%
                    ===================================







                       Regarding Roosevelt's Interests
                    -------------------------------------       Percent of Pools
Pool      Issue     Original Par   Remaining   Remaining      Current or Less than
Number    Date       At Issue         Par      Investment      90 Days Delinquent
- ------    ----      ------------   ---------   ----------     --------------------

89-10   10/27/89    $   9,000      $ 1,737      $ 1,755             65%


91-2     3/28/91       39,831      $13,765      $13,765             71%
                      ---------------------------------
Totals              $  48,831      $15,502      $15,520
                    ===================================



Noninterest Expense
- -------------------

General and Administrative Expense

   General and administrative expense increased $225,000 to $21.7 million for the three month period ended March 31, 1996 when compared to $21.5 million for the three month period ended March 31,1995. Such increase was due primarily to an increase in compensation and employee benefits partially offset by a decrease in federal insurance premiums. Compensation and employee benefits increased approximately $1.2 million as a result of normal wage increases, additions to staff, and an increase in the costs related to other employee benefits expense. Federal insurance premiums decreased approximately $872,000 as a result of a decrease in the insurance premium rate paid by the Company on its deposits.

Financial Condition
- -------------------

   Total assets increased $121.6 million or 1.4% to $9.1 billion at March 31, 1996 from $9.0 billion at December 31, 1995. As a result of the Company's focus on retail asset generation loans increased $199.3 million. During the three month period ended March 31, 1996 the Bank originated $288.9 million in loans and purchased $170.8 million in loans. These increases were offset by principal repayments totaling $256.4 million. Securities available for sale decreased $146.7 million primarily as a result of principal repayments and sales of such securities totaling $414.0 million exceeding purchases which totaled $274.7 million. Securities held to maturity increased approximately $26.9 million as a result of purchases exceeding principal repayments. Other assets increased primarily as a result of initial payment amounts totaling
$8.0 million related to the $2.2 billion of GNMA mortgage servicing which is expected to settle prior to the end of 1996.

   Total liabilities increased $109.4 million or 1.3% to $8.6 billion at March 31, 1996 from $8.5 billion at December 31, 1995. Federal Home Loan Bank advances and retail deposits increased $78.6 million and $13.6 million respectively, accounting for substantially all of the liability growth.

ASSET QUALITY

   The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 75% of the unpaid principal balances at March 31, 1996) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 71% at September 30, 1995) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.


NONPERFORMING ASSETS                                                      MARCH 31,      DECEMBER 31,
(in thousands)                                                              1996            1995
                                                                          ---------      ------------
NONACCRUING LOANS:
  Residential                                                            $    8,523       $     7,895
  Commercial real estate                                                      1,602             1,415
  Consumer                                                                      182               193
                                                                         -----------      ------------
    Total                                                                    10,307             9,503
                                                                         -----------      ------------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS:
  Residential                                                                11,144            10,500
                                                                         -----------      ------------
TROUBLED-DEBT RESTRUCTURINGS:
  Commercial real estate                                                         58               661
                                                                         -----------      ------------
FORECLOSED ASSETS:
  Residential                                                                 4,060             5,340
  Commercial real estate                                                     11,142            11,483
  Consumer                                                                       29                11
                                                                         -----------      ------------
    Total                                                                    15,231            16,834
                                                                         -----------      ------------
    Sub-total                                                                36,740            37,498
                                                                         -----------      ------------
    SUB-TOTAL NONPERFORMING ASSETS
      AS A PERCENTAGE OF TOTAL ASSETS                                           .40%              .42%
                                                                         ===========      ============
"OTHER THAN TEMPORARILY IMPAIRED" MORTGAGE-BACKED
 SECURITIES WITH APPROXIMATELY 71% OF THE UNDERLYING
 LOANS EITHER CURRENT OR LESS THAN 90 DAYS DELINQUENT                        41,079            43,429
                                                                         -----------      ------------
Total non-performing assets                                              $   77,819       $    80,927
                                                                         ===========      ============
TOTAL AS A PERCENTAGE OF TOTAL
 ASSETS                                                                         .85%              .90%
                                                                         ===========      ============

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $15.6 million which were performing according to their contractual terms at March 31, 1996. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted. The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at March 31, 1995 to such amount at March 31, 1996.

                                                                           in millions
                                                                           -----------
   Amount of currently performing, other than temporarily impaired
   mortgage-backed securities at March 31, 1995                              $ 52.4

   Principal payments received                                                 (7.4)

   Addition of Guardian Pools 1990-2, 1990-4 and 1990-5 to the
   non-performing asset table as subordination protection was absorbed
   during the quarter ended March 31, 1996                                    (29.4)
                                                                             ------

   Amount of currently performing, other than temporarily impaired
   mortgage-backed securities at March 31, 1996                              $ 15.6
                                                                             ======

ASSET/LIABILITY MANAGEMENT

   The Company's primary objective regarding asset/liability management is to position the Company such that changes in interest rates do not have a material adverse impact upon net interest income or the net market value of the Company. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). Integral to the duration matching strategy is the use of derivative financial instruments such as interest rate exchange agreements and interest rate cap and floor agreements. The Company uses derivative financial instruments solely for risk management purposes. None of the Company's derivative instruments are what are termed leveraged instruments. These types of instruments are riskier than the derivatives used by the Company in that they have embedded options that enhance their performance in certain circumstances but dramatically reduce their performance in other circumstances. The Company is not a dealer nor does it make a market in such instruments. The Company does not trade the instruments and the Board of Directors' approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

   Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value (including the estimated value of demand deposits) as calculated by the Company increased to approximately $489.7 million at March 31, 1996 as compared to approximately $481.5 million at December 31, 1995. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

   The OTS recently issued a regulation, effective January 1, 1994, which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flow from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount of that deduction is one-half of the difference between
(a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS recently announced that it will delay the effectiveness of the regulation until it adopts the process by which an association may appeal an interest rate risk capital deduction determination.

   Utilizing this measurement concept, the interest rate risk of the Company at March 31, 1996 is as follows and reflects that the Company's level of interest rate risk is far below that which is considered "normal" by the OTS in its regulation.

                                                                                  (unaudited)
                                                             -----------------------------------------------------
  (dollars in thousands)

  Basis point changes in interest rates                            -200        -100          +100            +200
  Changes in net market value due to changes in
    interest rates (Company methodology)                     $  (23,407)    $(3,000)     $(19,385)      $ (59,674)
  Interest rate exposure deemed "normal" by the OTS          $ (182,693)      N/A            N/A        $(182,693)

   The Company's operating strategy is designed to avoid material changes in net market value as a result of fluctuations in interest rates. As of March 31, 1996, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due primarily to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

   OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.05%, and 5.64% at March 31, 1996, and December 31, 1995, respectively.

   The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $16.3 million for the three month period ended March 31, 1996. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $91.4 million for the three month period ended March 31, 1996. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of saving flows provided $104.4 million for the three month period ended March 31, 1996.

   At March 31, 1996, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $78.2 million and adjustable-rate mortgages of approximately $72.4 million. At March 31, 1996, the Company had outstanding commitments to purchase fixed-rate mortgage loans of approximately $19.5 million and adjustable-rate mortgage loans of approximately $1.4 million. At March 31, 1996, the Company had outstanding commitments to purchase mortgage-backed securities of approximately $333.3 million. The Company expects to satisfy such commitments through its primary source of funds.

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that an institution meet three specific capital requirements: a leverage ratio of core capital to total adjusted assets, a tangible capital ratio expressed as a percent of total tangible assets and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of March 31, 1996, the Bank exceeded all regulatory capital standards as follows (dollars in millions):

                                 REQUIREMENT
                              ----------------             ACTUAL                EXCESS CAPITAL
     CAPITAL STANDARD         AMOUNT   PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
     ----------------         ------   -------       ------      -------       ------      -------

   Tangible Capital           $136.4    1.50%        $493.0        5.42%       $356.6       3.92%
   Core Capital               $272.9    3.00%        $495.3        5.45%       $222.4       2.45%
   Risk-based Capital         $277.9    8.00%        $513.4       14.78%       $235.5       6.78%


Recent Developments
- -------------------

   The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF), which are the two insurance funds administered by the Federal Deposit Insurance Corporation
(FDIC). Effective January, 1996, the FDIC premium schedule for BIF insured banks ranges from 0% to .27% of deposits (as compared to a range of .23% to
 .31% for SAIF insured deposits), with a minimum annual assessment of $2,000. BIF members therefore, pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity. The special assessment rate is anticipated to range from .80% to
 .90%. Based on the Bank's level of SAIF deposits at March 31, 1995 and assuming a special assessment of .90%, the Bank's assessment would be approximately $37.2 million on a pre-tax basis. If the legislation is enacted, this special assessment would significantly increase non-interest expense and adversely effect Roosevelt Bank's results of operations for that period. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly for future periods. At this time it is not known when such legislation will be enacted.

                      PART II  OTHER INFORMATION

Item 1.   Legal Proceedings
                -------------------------------------------

                None

Item 2.   Changes in Securities
                -------------------------------------------

                None

Item 3.   Defaults Upon Senior Securities
                -------------------------------------------

                None

Item 4.   Submission of Matters to a Vote of Security Holders
                -------------------------------------------

          (a)   The 1996 Annual Meeting of Stockholders was held on
                April 25, 1996.

          (b)   Directors Elected:            Directors Continuing in Office:

                Richard E. Beumer             Robert M. Clayton II
                Alvin D. Vitt                 Stanley J. Bradshaw
                Douglas T. Breeden            Patricia M. Gammon
                Bradbury Dyer III             Hiram S. Liggett, Jr.
                                              Clarence M. Turley, Jr.
                                              Anat Bird

          (c) At the 1996 Annual Meeting of Stockholders, the stockholders considered (i.) the election of four directors of the Company, (ii.) ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors for Roosevelt Financial for the fiscal year ending December 31, 1996.

      The vote on the election of four directors at the Annual Meeting was as follows:

                                                FOR           WITHHELD

         Richard E. Buemer                  34,564,797        143,903
         Alvin D. Vitt                      34,561,925        146,775
         Douglas T. Breeden                 34,522,162        186,538
         Bradbury Dyer III                  34,520,229        188,471

      There were no broker non-votes with respect to the proposal.

      The vote on the ratification of the appointment of the auditors at the Annual Meeting was as follows:

                                               FOR             AGAINST       ABSTAIN

                                            34,282,873         83,695        342,132

      There were no broker non-votes with respect to the proposal.


Item 5.   Other Information
                -------------------------------------------

                None

Item 6.   Exhibits and Reports on Form 8-K
                -------------------------------------------

                None

                              SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROOSEVELT FINANCIAL GROUP, INC.

                                 -------------------------------

                                           REGISTRANT







DATE:  MAY 14, 1996                BY:  /S/STANLEY J. BRADSHAW
                                        -------------------------------------
                                   STANLEY J. BRADSHAW
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE:  MAY 14, 1996                BY:  /S/GARY W. DOUGLASS
                                        -------------------------------------
                                   GARY W. DOUGLASS
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER