Form 10-K/A
period 1995-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-07-30
CIK 830055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from        to

          Commission file number 0-17403.

                        ROOSEVELT FINANCIAL GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                     43-1498200
                (State or other jurisdiction of               (I.R.S. Employer
                incorporation or organization)               Identification No.)

          900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI              63017
            (Address of principal executive offices)              (Zip Code)

          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (314) 532-6200

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
          6 1/2% NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A, PAR VALUE
                                $.01 PER SHARE
                               (Title of Classes)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. YES X                NO
                                   -----                   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 8, 1996, there were issued and outstanding 42,100,617 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock as of March 8, 1996, was $737,917,806. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III of Form 10-K--Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders.

        The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") of Roosevelt Financial Group, Inc., is to amend certain items of the Form 10-K as follows:

        Item 1.  Business

        The first two sentences of the penultimate paragraph of "Liability Composition" on page 3 have been deleted.

        The penultimate sentence of "Penchant for Simplicity" on page 7 has been revised.
        The first paragraph of "Private-Issue Certificates" on page 13 has been revised and the second paragraph of "Private-Issue Certificates" on page 13 has been added.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The last paragraph of "Results of Operations" on page 37 has been deleted.

        The first and third paragraphs of "Provision for Losses on Loans" on page 40 have been added.

        Item 8.  Financial Statements and Supplementary Data.

        The last sentence of "Investment and Mortgage--Backed Securities," in Note (1), on page 62, has been added.

        The last item of the table in Note (3), "Commitments to Extend Credit," on page 68, has been added.

        The penultimate paragraph of Note (3), " Commitments to Extend Credit," on page 70, has been added.

        The "Gross loans" table in Note (6) on page 74 has been revised to reflect contractual maturities.

        The last sentence of Note (15), on page 85, has been revised.

                        ROOSEVELT FINANCIAL GROUP, INC.
                        1995 ANNUAL REPORT ON FORM 10K
                               TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I.................................................................................              1
  Item 1. BUSINESS.....................................................................              1
          General......................................................................              1
          Roosevelt's Philosophy and Operating Strategy................................              1
          Forward Looking Statements...................................................              8
          Acquisitions.................................................................              9
          Lending Activities...........................................................              9
          Investment and Mortgage-Backed Securities....................................             13
          Classified Assets, Loan Delinquencies and Defaults...........................             17
          Provisions for Losses on Loans and Real Estate Owned.........................             17
          Deposits and Other Sources of Funds..........................................             20
          Asset/ Liability Management..................................................             21
          Subsidiaries.................................................................             21
          Regulation...................................................................             22
          Competition..................................................................             29
          Management of Registrant and Its Subsidiaries................................             31
          Employees....................................................................             31
  Item 2.  PROPERTIES..................................................................             32
  Item 3.  LEGAL PROCEEDINGS...........................................................             32
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................             33
PART II................................................................................             33
  Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS....             33
          Common Stock.................................................................             33
          Payment of Dividends.........................................................             33
  Item 6.  SELECTED FINANCIAL DATA.....................................................             34
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...................................................................             36
          General......................................................................             36
          Results of Operations........................................................             36
          Financial Condition..........................................................             45
          Asset Quality................................................................             47
          Asset/Liability Management...................................................             48
          Liquidity and Capital Resources..............................................             51
          Impact of Inflation and Changing Prices......................................             52
          Accounting and Regulatory Developments.......................................             52
          Selected Quarterly Financial Data............................................             54
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................             56
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE...................................................................             92
PART III...............................................................................             92
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................             92
  Item 11. EXECUTIVE COMPENSATION......................................................             92
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............             92
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................             92
PART IV................................................................................             92
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............             92
          SIGNATURES...................................................................             96

                                    PART I
ITEM 1. BUSINESS

GENERAL

Roosevelt Financial Group, Inc. (Roosevelt or the Company) is a Delaware corporation which was organized in 1988 by Roosevelt Bank, a federal savings bank (the Bank) for the purpose of becoming a thrift institution holding company for the Bank. The Bank is a federally chartered stock savings bank with 79 full service offices. The Bank has 38 offices serving the St. Louis metropolitan area, including Alton and Granite City, Illinois and nine offices serving the Kansas City metropolitan area. The remaining 32 offices are located in Staunton, Illinois and Pittsburgh, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Nevada, Lamar, Joplin(2) and Kirksville. Incorporated as a Missouri chartered mutual savings and loan in 1924, the Bank converted to a federally chartered savings and loan in 1935. In 1987, the Bank became a stock savings and loan and, one year later, converted to a stock savings bank, changing its name to Roosevelt Bank, a federal savings bank.

Effective December 30, 1988, the Bank completed the holding company reorganization of the Bank and the Company acquired all of the issued and outstanding shares of common stock of the Bank. The principal asset of the Company is the outstanding stock of the Bank, a wholly owned subsidiary. The Company's common stock is traded on the Nasdaq Stock Market under the symbol "RFED".

Roosevelt's business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to acquire real estate and consumer loans and mortgage-backed securities, to perform loan servicing functions for others, and to provide other retail banking and financial services to consumers.

The Company and the Bank are subject to examination and comprehensive regulation and oversight by the Office of Thrift Supervision (the OTS) and by the Federal Deposit Insurance Corporation (the FDIC). The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) governing reserves required to be maintained against transaction accounts. The Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which is one of the 12 regional banks constituting the Federal Home Loan Bank System (the FHLB System) and its deposits are insured by the Savings Association Insurance Fund (SAIF) to the maximum extent permitted by the FDIC.

Roosevelt's executive offices are located at 900 Roosevelt Parkway, Chesterfield, Missouri 63017, and its telephone number is (314) 532-6200. Unless otherwise indicated, references herein to Roosevelt or the Company include the Bank and its subsidiaries on a consolidated basis.

ROOSEVELT'S PHILOSOPHY AND OPERATING STRATEGY

The Company's philosophies regarding the evolution of the composition of its balance sheet, risk avoidance techniques utilized during times of significant market volatility and current operating strategies are discussed in the following paragraphs of this section.

Occasionally, over the past ten years, some observers have inaccurately compared Roosevelt to wholesale companies which, by design, avoided the retail business. By contrast, Roosevelt's capital markets activities were a prudent and disciplined reaction to conditions and opportunities within its retail markets. Roosevelt's Management strongly endorses a continued growth of its diversified, yet retail-based, operation.

Because Roosevelt dealt successfully with so much excess liquidity over the past ten years, the Bank has developed a core competency related to managing interest rate risk and capital market instruments. Unlike many in the capital markets, Roosevelt has only dealt with derivatives and securities as risk reducing tools. None of Roosevelt's activities with derivatives have been a business in and of itself wherein speculation or pursuit of profit was the goal.

Based upon the above, Roosevelt has not experienced problems with derivatives as others have. Relative to other banks,

Roosevelt's expertise in this area has enabled it to lower its overall risk profile. Roosevelt's current liquidity position and its abilities in the capital markets stand as strengths which can support and enhance its current and future retail efforts.

Dating back to 1986, there is a deeply rooted preference toward retail banking in all of Roosevelt's operating policies. Reading the various policies together, one can envision that Roosevelt's Management believes the ideal balance sheet has virtually all assets being comprised of high quality loans originated within the Bank's retail markets. Also, ideally, this asset base would be financed almost exclusively with core retail deposits and equity.

ASSET COMPOSITION
During the late 1980's, Roosevelt's Management was preoccupied with the transformation from a traditional thrift. Significant changes included increasing capital, reducing exposure to the commercial real estate market, reducing interest rate risk, expanding asset generation capability to other than merely residential mortgages and enhancing the physical plant and technology platform to compete more effectively in the retail arena.

In pursuit of the ideal balance sheet, Roosevelt was only equipped to originate real estate mortgages. On the single-family portion of the business, Roosevelt's competition was dominated by thrifts which were technically insolvent. The operations of these competitors drove down available loan yields. The only hope for profitability was dependent upon funding the asset with very short-term liabilities in order to play the yield curve. These competitors did engage in such rate speculation. The only alternative would have been to close their company and to surrender their keys to the government. Roosevelt's discipline prevented it from joining in on what was believed to be unsafe and unsound practices.

At that time, Roosevelt's alternatives also included commercial mortgage originations. A review of that market showed that borrowers were demanding, and receiving, loan terms which included thin single-family type margins, no recourse to the borrower and no requirement of a down payment or a real equity contribution to their project. Within such scenarios, the best a lender could have hoped for was getting their money back with a very small return relative to the risk. Unfortunately, as often as not, many of the projects failed. Without a significant down payment to protect, borrowers were only too happy to give their "white elephant" to the bank. Without legal recourse to the borrower, the bankers could do little more than turn their attention to hiring crews of REO workout specialists.

Roosevelt abstained from this activity as well. It was viewed that making such loans would have been tantamount to the granting of free Call and Put options. If the project succeeded, the borrower could Call the value away by paying the loan back but keeping all of the profit. If the project failed, the borrower could Put the underwater project back to the lender by not repaying the loan, whose balance would then be much greater than the value of the collateral. Roosevelt believes that viewing financial transactions in terms of such an options perspective is a very good beginning to managing risk. Roosevelt tries to avoid situations wherein the downside greatly exceeds the potential upside in a given transaction.

The discussion above explains why Roosevelt was uninterested in growing its balance sheet with mortgage loans regardless of whether the loans were backed by single-family or commercial real estate. Such circumstances caused Roosevelt's liquidity to grow. Also, significant declines in interest rates during 1986 and after the October 1987 stock market crash caused significant prepayment of a lot of the Bank's existing mortgages. Accordingly, liquidity grew even more.

The challenge for Roosevelt was to find ways to invest the liquidity without taking significant credit risk, without taking material interest rate risk and still preserving at least some spread. Roosevelt found part of the answer in its knowledge of the mortgage market.

It appeared that "Wall Street" was oblivious to mortgage prepayment risk until the mid-to-late 1980's. The first acknowledgement by institutional investors was merely one of panic and avoidance. With every announcement of huge losses at several Wall Street firms--the market abandoned the purchase of mortgages. As prices fell relative to Treasurys, the yield spreads widened substantially. Roosevelt merely acknowledged that its huge build up in liquidity had occurred during a time of great investment opportunity in mortgage-backed securities
(MBS) which promised wide risk-adjusted spreads.

The decision to invest a portion of that liquidity in MBS was not a difficult leap to make. Accordingly, Roosevelt moved a lot of its liquidity into MBS and ended up with an asset base comprised of fewer loans and more securities than typical for a bank. With every passing month, the existing asset base (comprised of both loans and securities) threw off additional liquidity. Accordingly, the new liquidity was invested in more securities. Unfortunately, Management did not see the mortgage origination market become rational until after Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) created the Resolution Trust Corporation (RTC) and, accordingly, supplied the money to shut down the thrifts during 1990. By that time, this process had caused Roosevelt's loans to represent only about 20% of assets.

LIABILITY COMPOSITION
During this time, Roosevelt also had difficulty growing its retail deposits. To attract a new household, the Bank needed a competitive checking account product. Being competitive meant providing the services expected by the typical customer. Roosevelt's physical plant and technology platform were inadequate. Not enough branches had drive-up windows, the lobbies were too small and the Bank did not have a single ATM.

During the late 1980's through about 1991, Roosevelt attacked these problems aggressively by installing an entirely new data processing system and putting ATM's in every branch, by remodeling a number of branches and trying to make sure every location had a drive-up facility, and by actually closing a couple of offices and building some entirely new facilities for the first time in over ten years. While these steps helped competitiveness prospectively, they did nothing to impact the position in 1991 wherein both the loan and the deposit portfolios were smaller than management had wished.

During the 1992-1994 era, the Company quadrupled in size to over $8 billion. Such activities gave the Bank even more opportunities to improve its physical plant and technology platform. Management thought the merger and acquisition opportunities were historically attractive and exerted great effort in making the most of the opportunities. At one point, both the First Nationwide and the Savings of America deposit acquisitions were nearly lost. However, being nimble and flexible made the difference. Roosevelt conveyed a willingness to accept entirely cash on the asset side of the transactions. Both of the California companies found real value in the proposal because they were having difficulty finding loan growth.

With those two transactions, deposits grew $1.3 billion. The $1.3 billion in cash increased Roosevelt's excess liquidity position. Being risk averse and preoccupied with acquisition integration, the Company did not try to substantially increase its loan purchase/origination program in desperation. Management felt that the assets were kept safe and available for future opportunities by buying MBS.

While much of the growth during that period of time also came in the form of whole companies, most of the companies had limited asset generation capability and excess liquidity. Management did not mind such scenarios because it was easier to see how profitability could be improved quickly. Also, such characteristics helped Management to control asset quality during a period of rapid acquisition growth. However, every acquisition seemed to move the Bank further away from more typical loan-to-deposit or loan-to-asset ratios.

Everyone at Roosevelt today believes that the primary opportunity in building high returns is the conversion of the lower margin securities into higher margin relationship-based retail assets. Such is the focus of Roosevelt's stand-alone business plan. Such would undoubtedly be the focus in either a "merger-of-equals" transaction or in the motivations of a straight forward acquiror. Management does not believe it should make material investments in mortgage securities on a held-to-maturity basis, unless there is an insufficient supply of loans with superior risk-return opportunities.

At December 31, 1995, Roosevelt owned $3.4 billion of MBS held to maturity. The monthly cash flows from this portfolio can fund a great deal of loan growth. If loan volumes are sufficient, this portfolio will be on an immediate and steady decline from here forward.

THE PAST AS A GOOD PREDICTOR OF THE FUTURE
At December 31, 1995, Roosevelt had invested $1.4 billion in MBS carried as available for sale (AFS). This portfolio should be looked at as the Bank's typical liquidity/securities portfolio. The size of such holdings is likely to be relatively constant and not decline with an increased ability to originate loans. This investment represented approximately 16% of total assets at December 31, 1995. At a similar point in time, the five largest Missouri commercial banks owned securities positions averaging more than 25% of total assets. Accordingly, Roosevelt's Management does not believe that its portfolio of securities carried as available for sale constitutes either an unusual activity for a bank or an unusually large concentration for a bank of Roosevelt's size.

Roosevelt's approach within the AFS portfolio is also similar to the goals of other conservative banks in that it seeks to minimize both credit risk and interest rate risk. Regarding credit risk, Roosevelt seeks only government agency-backed, AAA-rated or AA-rated paper. Regarding interest rate risk, Roosevelt seeks to maintain a weighted average duration within the overall portfolio of less than six months. On both an outright dollars basis and as a percentage of the AFS portfolio, Roosevelt has experienced less in the way of market value adjustments to equity pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115) than most other banks.

INTEREST RATE RISK
Roosevelt has a very simple philosophy regarding interest rate risk (IRR). First and foremost--Roosevelt tries to avoid IRR. By definition, Roosevelt believes IRR is the extent to which an entity can be negatively impacted by a change in interest rates. Accordingly, Roosevelt endeavors to maintain a position wherein it will not suffer any material impact from 1) a parallel rise in interest rates; 2) a parallel decline in interest rates; 3) a steepening of the yield curve; or 4) a flattening of the yield curve.

It is appropriate to tie this concept of seeking to avoid interest risk with the concept discussed earlier regarding Management's "ideal balance sheet." If the assets were all retail home equity lines of credit, wherein the rates were not capped and fluctuated with the Prime rate; and, all of the liabilities were core
                                           ---
retail deposits, made up exclusively of transaction accounts without maturities-
- -then Management believes that there would be very little IRR.

However, based upon its recent history, Roosevelt does not enjoy an ideal balance sheet. Transaction accounts make up only about 25% of total deposits. Management is currently trying to grow its transaction account base as rapidly as can be deemed prudent. Acquiring or merging with companies with large amounts of transaction accounts is considered to be a prudent supplementary strategy as long as the prices of the merger partners are not excessive.

Also, Roosevelt's asset base has a relatively small balance of home equity lines of credit. In fact, Roosevelt's limited capabilities historically to originate short term retail loans forced the Bank to buy mortgage- and asset-backed securities to supplement its balance sheet.

WHAT ROOSEVELT BUYS AND WHEN
When looking for opportunities in the securities market, Roosevelt has tried to follow a "keep it simple" strategy. Accordingly, all things being equal, the Bank has sought high quality assets whose characteristics cause the management of interest rate risk to be simple.

The asset owned by the Bank for several years which best fits that description is an asset-backed security issued by a subsidiary of Navistar. This particular security was rated AAA by the major rating agencies at issuance and has continued to enjoy such ratings since that time. Its rate floats monthly at a fixed spread over one month LIBOR without any periodic or life caps limiting possible rate adjustments. This investment has performed extremely well for Roosevelt by providing at least a 1.00% spread over the Bank's marginal borrowing costs and frequently providing over a 2.00% spread over the Bank's marginal retail costs. There has been no level of interest rates or slope in the yield curve which has challenged the profitability of this investment.

Unfortunately, investments such as the one described above are sufficiently rare that other types of assets had to be considered. The type of asset most readily available and most similar to the Navistar security described above, has been the floating-rate mortgage-backed security. These floating-rate MBS have been either directly issued by FNMA or FHLMC, or, they have been collateralized by such credits in sufficient magnitude to gain AAA ratings from the major rating agencies. There has been a long enough history of such securities, without credit downgrades, that Management is comfortable with its assertion that, on a bond by bond basis, the credit risk has been diffused.

Regarding the IRR of owning such securities, the key is that the rates float on a monthly or quarterly basis over LIBOR. Accordingly, the yield on such securities can fluctuate without a periodic cap in order to mirror the Bank's fluctuating short-term funding costs. The sole IRR of these securities is related to them having a lifetime cap. Roosevelt typically buys such securities when the particular lifetime cap is several hundred basis points above the then current rate. Accordingly, properly managed, Roosevelt believes that owning such securities is also a relatively low risk activity.

The remainder of Roosevelt's AFS portfolio is comprised of more typical adjustable-rate MBS and, to a much more limited extent, fixed-rate MBS. Roosevelt's daily purchase decisions are highly driven by assessing which available security type is providing the highest risk-adjusted spread on that
                                                 -------------
day. However, Roosevelt has a strong preference for simplicity and safety. Accordingly, if floating-rate, adjustable-rate and fixed-rate agency MBS are all offering exactly 1.00% spreads over the yield on comparable duration Treasurys, then Management would generally buy the floating-rate security.

If there was a so-called normal, upwardly sloping, yield curve on that day, Management would be accepting the lowest outright yield. This is true because floating-rate MBS typically are compared to the shortest (lowest yielding) Treasurys; adjustable-rate MBS are typically compared to Treasurys whose maturities are less short; and, fixed-rate MBS are typically compared to longer duration (higher yielding) Treasurys. Such a fact demonstrates that Roosevelt's Management is seldom interested in the outright yield of a security in its AFS portfolio. By ignoring outright yields, Management begins to demonstrate how it is different from the managements of certain other banks. By being indifferent to outright yield--by focusing only on the risk-adjusted spread over the yield of a comparable duration Treasury security--Management becomes less vulnerable to skilled bond salesmen. A few extra basis points in yield will not cause Roosevelt's Management to think the bond is a better investment.

In order for Roosevelt to buy an adjustable-rate MBS in lieu of a floating-rate MBS, the adjustable-rate security would need to promise a wider spread over its comparable duration Treasury security than that promised by the floating-rate security. In order for Roosevelt to buy a fixed-rate MBS in lieu of an adjustable-rate MBS, it too would need to promise a yet wider spread over its comparable duration Treasury. These facts illustrate two points. First, all things being equal, Roosevelt will own the shortest term assets in the AFS portfolio which accordingly will require the least effort to manage the IRR. Secondly, Roosevelt's analysis reveals that fixed-rate MBS spreads are seldom as wide as are adjustable-rate MBS spreads. Due to this second point, fixed-rate MBS will generally represent a minority of the AFS portfolio. This is also the reason why Roosevelt's MBS held to maturity portfolio is also dominated by adjustable-rate securities--which typically carry less inherent risk.

ASSESSING IRR
Due to all of the above, Roosevelt's management believes that its AFS portfolio embodies less IRR than a typical bank's portfolio of agency and corporate securities. In viewing the balance sheets of publicly traded bank holding companies, Roosevelt's Management has noticed significant changes in the value of the securities portfolios at these other institutions when interest rates change. Due to SFAS 115, such IRR can create considerable volatility within stockholders' equity. With the benefit of a long track record, Management's confidence is bolstered by noticing that the total market value of all of Roosevelt's assets, and the assets within its AFS portfolio, do not change materially with changes in interest rates. As noted earlier, relatively few banks can make this claim.

Another key to Roosevelt's success is the manner in which it assesses IRR. When evaluating either a security for purchase or a pre-existing portfolio of securities, Roosevelt assesses risk by noting the current market value and the
                                                                       ---
predicted market values under eight different scenarios--wherein rates are assumed to be 1%, 2%, 3% or 4% higher and 1%, 2%, 3% or 4% lower. Whenever the value of a security varies in a material way with changes in rates of only 1% or 2%, then Roosevelt deems that the security or the portfolio has material risk and needs to be addressed accordingly.

This manner of assessing risk has enabled Roosevelt to maintain a stable and relatively event-risk-free portfolio. As an example, during the early 1990's the FHLB system issued various "structured notes". Most of these longer term notes carried rates which adjusted over time pursuant to a predetermined formula. Many portfolio managers heard "agency issuer" and "adjustable-rate" and they felt that their risk assessment was completed. The "agency issuer" status meant that credit risk should not be an issue. Thinking only about a repricing "GAP" table, the "adjustable-rate" status meant that interest rate risk must have been nil.

However, these bonds are not risk free. With many of the bonds, as with the supposedly short-term CMO market, the effective maturity dates could change dramatically based on the environment. The differing possible environmental situations could cause the bonds to perform poorly by floating the rate relative to the lowest of a number of indexes or by invoking structural caps that meant that the rates effectively could only float down rather than up. While the details of each situation were varied, the issuers were all motivated by shifting the risks of volatility to unsuspecting portfolio managers.

Usually, these bonds offered higher yields at issue than the yields of other floating-rate agency paper. Roosevelt's multi-scenario value analysis revealed that under various scenarios, the bonds could have declined in value considerably. In short, the more volatile the scenario, the worse the bonds would perform. Roosevelt's practice of evaluating risk versus reward over a wide range of scenarios, prevented it from buying any of these securities.

MANAGING IRR
The preceding discussion explains conceptually what Roosevelt buys and how it measures IRR. The next question is: How does Roosevelt mitigate or manage the IRR? The answer lies in the same type of multi-scenario value analysis as described above.

In a simple example, say the position is expected to lose $6 million in unrecognized market value with a 1% permanent and parallel shift upward in the yield curve. This is the type of situation which would exist if the portfolio contained some longer dated assets which were not funded by longer dated liabilities.

In this situation, the Bank may try to create a longer dated liability out of a pool of short-term liabilities. This can be accomplished by entering into a pay-fixed swap agreement. Such would entail Roosevelt agreeing to pay a fixed rate of interest for a period of ten years to a very high quality "primary dealer" in return for the receipt of a variable rate of interest on the exact same notional amount of liability. This type of interest rate swap will gain in value if rates rise. Depending upon the level of interest rates, a $100 million pay-fixed swap may provide the desired $6 million gain if rates move up 1.0%. This gain will offset the potential losses depicted earlier and cause the net value of the Company to be unaffected by the potential rise in interest rates.

On a cash flow and accounting basis, the fixed-rate being paid on the swap should match up advantageously with the fixed-rate being earned on the asset. Also, the variable-rate being received on the swap should match up with the variable-rate being paid on the underlying short-term liability. Accordingly, a 1.0% rise in rates will cause the Bank's funding cost to rise, but, that rise will be offset by the increase in the variable-rate received from the swap counterparty.

PENCHANT FOR SIMPLICITY
The swap agreement described above clearly qualifies to be called a "derivative." Long before "derivatives" became a dirty word, due to the misuse by unwary practitioners, Roosevelt has limited its usage. Ideally, Roosevelt would like to fund short-term assets with short-term liabilities. It would like to fund intermediate-term assets with intermediate-term liabilities. And, it would like to fund long-term assets with long-term liabilities. As much as is possible, Roosevelt does just that.

Frequently, however, the assets with the richest risk-adjusted spreads do not always come in the exact same volume and maturity as the liabilities with the lowest risk-adjusted cost. Accordingly, mismatches of some magnitude are usually present. The mismatches are typically mitigated by some instrument which qualifies to be called a derivative. However, it is a primary goal of Roosevelt to not only maintain a low risk profile, but, to utilize swaps and other derivatives as little as possible. Growth in Roosevelt's retail business is expected to lessen the necessity for swaps.

Underscoring Management's success in this regard is the fact that the total swap portfolio at December 31, 1995 (when the Company has over $9 billion in assets) is less than it was on December 31, 1990 (when the Company had barely over $2 billion in assets). Also, as of January 31, 1996, Roosevelt had closed out its financial futures positions which further underscores Management's desire to simplify its position and to look more like a traditional bank. Management believes that future successes in building its retail business can lead to a continued decline in its use of derivatives without changing its low risk profile.

IMBEDDED OPTIONS
It was discussed above how paying a fixed rate of interest on a swap might offset the risk of owning longer term MBS in a scenario when rates rose 1%. However, Roosevelt's multi-scenario analysis also considers other possible outcomes--like a 3% decline in rates.

In this declining rate scenario, the Bank would still pay the same fixed rate on the swap, short-term funding costs would decline to offset the decline in the variable rate to be received from the swap counterparty, but, the fixed rates being received on the mortgages would be in definite peril. With much lower interest rates being available, the fixed-rate mortgages would likely refinance.

This example explains the primary problem with owning mortgages. If rates decline, the value of the mortgage goes up for obvious reasons. However, prepayments will rise and the effective maturity of the mortgage will shorten. Accordingly, the increase in value decelerates as rates decline. In this scenario, your great yielding 7-year bond just became a 5-year bond thereby blunting its value rise. If rates fall a full 3%, most of the MBS would be expected to prepay inside of one year. No matter how low your funding costs go, there will be no gain in value to offset the considerable loss in value on the pay-fixed swap position.

This asymmetry is clearly skewed for the customer and against the mortgage-holder. As rates rise, the values decline for obvious reasons. However, as rates rise, prepayments slow down causing the effective maturity of the mortgage to lengthen. Accordingly, the decline in value accelerates as rates rise-- because your underwater 7-year bond just became an underwater 8-year bond. If rates rise further, it can become an underwater 10-year bond.

Roosevelt's strategy to avoid the scenarios just described is to buy options to offset the options it essentially gives away when it makes or buys a mortgage. The primary source of options bought by Roosevelt are floor and cap agreements. These agreements are similar to swaps whereby they are negotiated with counterparties.

When 3-month LIBOR was approximately 9.5%, Roosevelt bought a floor from a high quality counterparty that agreed to pay Roosevelt if LIBOR fell below an 8% "floor" rate. Roosevelt made one up-front premium payment to acquire the option. That payment was then amortized over the life of the floor agreement. With LIBOR at 10%, Roosevelt got no cash flow from the floor and the downside was limited to what was paid for the protection (a cost of owning a mortgage portfolio).

However, the upside for Roosevelt on this option was virtually unlimited. At inception, Roosevelt would get no cash flow unless LIBOR (10%) declined more than 2% to go below the floor rate of 8%. If LIBOR declined to 5%, Roosevelt would enjoy a 3% spread on the predetermined notional amount of the contract. LIBOR actually declined nearer to 3% during 1993 and the Bank's floor position kept it from being hurt by prepayments.

The more LIBOR fell, the more cash flow Roosevelt would gain. On this contract, Roosevelt had a limited downside (the premium) to match off against a limited upside to the value of a mortgage. However, the contract had an unlimited upside in value as LIBOR fell to offset the unlimited potential decline in value of the swap as rates fell. Accordingly, this option (the floor) offset the prepayment option imbedded in the mortgage.

Roosevelt also acknowledges the need for option protection as rates rise. Such are needed to either offset the accelerating decline in the value of mortgages as rates rise or to offset the periodic caps in adjustable-rate mortgages which can prevent the full upward adjustment in the rates. Roosevelt acquired cap agreements for this scenario.

With cap agreements, Roosevelt's downside is, again, limited to the premium paid at execution. This premium is again amortized over the life of the agreement as a cost of doing business. At December 31, 1995, LIBOR is a little over 5%.

Roosevelt owns some caps with a 7% cap rate. With such agreements, Roosevelt will receive a spread from the counterparty if LIBOR goes above 7%. As rates begin to rise toward the cap rate, the value of Roosevelt's position begins to rise. Roosevelt's upside is unlimited because the potential rise in LIBOR is unlimited.

Roosevelt believes that whenever an investor owns a mortgage portfolio (loans or securities), it should own some options to neutralize the prepayment and cap risks. Roosevelt has perpetually owned options in a magnitude in proportion to its mortgage holdings. An important factor in Roosevelt's success is that it only buys options--it never sells or writes options (other than to its mortgage customers via their ability to prepay). With Roosevelt's options (caps, floors, etc.) the downside is limited and finite--just as is the cost of buying fire insurance on your home. However, the potential upside is unlimited. In this regard, these options are better than homeowners insurance, because such insurance does have limits to its coverage or potential payoff.

CURRENT OPERATING STRATEGIES
Roosevelt's Management believes that the long-term value of a financial institution is related to having strong relationships with its customers whereby a household seeks to derive most of its financial services from a single vendor (like Roosevelt). To position itself in this manner, Roosevelt's business plan emphasizes 1) the origination of a higher percentage of its assets; 2) the diversification of the balance sheet away from only mortgage and real estate related assets; 3) the expansion of its retail deposit base with a simultaneous shift within that deposit base toward checking and transaction accounts; and 4) growth in fee income by providing other services such as insurance, brokerage and mortgage loan servicing for other investors.

Subject to the favorable resolution of the tax bad debt reserve recapture issue, which is included in proposed legislation currently under consideration by the United States Congress, the Company may choose to voluntarily convert to a commercial bank holding company structure as soon as practical. Failing the passage of legislation facilitating the conversion to a commercial bank, the Company may consider either acquiring an existing commercial bank or chartering a new commercial bank. See "Regulation - Insurance of Accounts and Regulation by the FDIC" for further discussion of the pending legislation.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors- including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors- could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake- and specifically disclaims any obligation- to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ACQUISITIONS

A substantial portion of the Company's growth since 1990 has occurred as a result of acquisitions. The following table summarizes Roosevelt's acquisitions since the formation of the Bank in 1987. The Company expects to continue informal discussions with other banking and thrift institutions regarding their acquisition by the Company.

                  Acquisition                                Date
                     Name                                  Acquired           Loans       Deposits     Assets     Branches
- -----------------------------------------------        -----------------     --------     --------     -------    --------
                                                                                 (dollars in millions)
Home Federal Savings of Alton..................        March 19, 1990        $   67.2     $   12.1     $   99.1       4
Hannibal Mutual Loan and Building Association..        October 18, 1991           7.8         17.8         18.0       1
Conservative Bank, FSB.........................        November 9, 1992          41.5         61.2         64.5       4
First Granite City Savings and Loan............        November 9, 1992          43.4         42.0         49.2       2
Brookside Savings Bank, FSB....................        December 1, 1992          16.1        145.7        218.7       1
First Nationwide (branch purchases)............        June 11, 1993               --        591.1           --      11
Home Savings of America (branch purchases).....        November 8, 1993            --        738.1           --      13
Home Federal Bancorp of Missouri, Inc..........        April 22, 1994           480.7        466.5        532.7       9
Farm & Home Financial Corporation..............        June 30, 1994          1,843.3      2,094.7      3,173.5      27
WSB Bancorp, Inc...............................        October 20, 1995          80.9         80.8         96.9       2
Kirsksville Bancshares, Inc....................        December 29, 1995         69.4        101.9        130.7       1

LENDING ACTIVITIES

The Company's lending activities are principally conducted through the origination and purchase of loans.

Residential Lending - The Company's origination activities are generally focused on communities in Missouri, southern Illinois, and eastern Kansas in which its branches are located and in other midwestern states through its correspondent network. Primary emphasis is on mortgage loans secured by existing one- to four-family residential properties. At December 31, 1995, loans secured by residential real estate totaled $3.3 billion, which represented 92.35% of the Company's loan portfolio.

The Company follows a residential loan pricing discipline that results in loan yields comparable to investments of other Company assets. The methodology takes into consideration duration of the loan, prepayment risks, servicing costs, and credit risk. In underwriting residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Under Federal regulations, a real estate loan may not exceed 100% of the appraised value of the property securing the loan at the time of origination. The Company has adopted a policy of generally limiting the loan-to-value ratio on originated loans and refinanced loans, depending upon loan type, and generally requiring that all loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by the Federal Home Loan Mortgage Corporation (FHLMC) in an amount sufficient to reduce the Company's exposure to no greater than such 80% level.

In addition to interest earned on loans, the Company receives fees in connection with the origination of loans, loan commitments, late payments, and other miscellaneous services. The amounts of such fees vary from time to time, generally depending on competitive conditions in the mortgage market.

As described below, the Company currently offers several types of residential loans.

Adjustable-Rate Mortgage Loans - The Company originates secured adjustable-rate mortgage loans (ARMs) in principal amounts of up to $750,000, depending upon loan type, loan-to-value ratio, and term. The majority of adjustable-rate mortgage loans which have been originated by the Company are held in its portfolio. ARM loans offered consist of a variety of types, with interest rate adjustments ranging from one month to 10 years. The ARMs provide for adjustments to the interest rate based upon the one or three year U.S. Treasury Bill Index adjusted to constant maturity, plus a margin which is determined at the time of application and remains constant for the life of the loan. Interest rate adjustments are limited to a maximum of 2% per year and a maximum of 6% over the life of the loan on both one-year and the three-year adjustable mortgages.

Fixed-Rate Loans - The Company also originates secured fixed-rate mortgage loans in principal amounts of up to $750,000, depending upon loan type, loan-to-value ratio, and term. The Company's fixed-rate loans generally have terms from 15 to 30 years with monthly payments which fully amortize the principal and interest over the life of the loan. The Company may occasionally originate balloon/interest reset mortgages that are fixed-rate.

FHA/VA Loans - The Company originates FHA insured and VA guaranteed single family mortgage loans. Guidelines for processing, underwriting, and closing of these loans, which typically have terms to maturity of 25 to 30 years, are established by the FHA and the VA.

The types of loans which the Company may originate are restricted by the Home Owners Loan Act and other laws and are regulated by the OTS. Federal regulations permit Roosevelt to originate or purchase loans and loan participations secured by real estate located in any part of the United States. Roosevelt's residential lending is primarily concentrated in the geographical location of its branches and in other midwestern states through the Company's correspondent network.

Commercial Real Estate and Construction Lending - Loans originated by the Company generally are secured by first liens on the properties to which they relate. The Company also purchases real estate loans and loan participations from selected sellers. The Company focuses its originations on properties located within its retail markets of Missouri, southern Illinois and eastern Kansas.

At December 31, 1995, loans secured by commercial real estate (including multi-family residential properties) and construction lending totaled $149.5 million of which loans secured by commercial real estate totaled $137.5 million, representing 3.83% of the Company's total loan portfolio. The Company's portfolio of commercial real estate loans is secured by liens on office buildings, apartments, land, and shopping centers.

Consumer Lending - Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to a maximum of 35% of the institution's total assets less permissible investments in commercial paper and corporate debt. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home equity loans, property improvement loans and mobile home loans.

The Company offers various variable-rate and fixed-rate consumer loans, including automobile, marine, recreational vehicle, home improvement, unsecured personal, and home equity loans. The Company also offers loans to its depositors on the security of their deposit accounts.

Substantially all consumer loans made directly to the borrower are originated in branches within the states of Missouri and Illinois. Roosevelt has placed a renewed emphasis on the origination of consumer loans due to their generally higher yielding nature. During the second half of 1995, Roosevelt began purchasing "A" quality indirect auto lease paper originated by a leasing company. These loans are secured by the types of autos which generally hold their value well and have good mechanical histories. Indirect auto lease originations totaled $16.7 million during 1995.

At December 31, 1995, the Company's consumer loan balances totaled $125.6 million which represented 3.49% of the Company's total loan portfolio.

Loan Portfolio Composition   The following table sets forth information
concerning the composition of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

                                                                                     DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                 1995                   1994                    1993
                                                         -------------------     ------------------      ------------------
                                                          AMOUNT     PERCENT      AMOUNT    PERCENT       AMOUNT    PERCENT
                                                         --------    -------     --------   -------      -------    -------
                                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  Residential.....................................        $3,320,098   92.35%    $2,887,992   92.48%     $2,465,592   89.78%
  Commercial......................................           137,507    3.83        132,316    4.24         144,295    5.25
  Construction....................................            11,969    0.33         18,489    0.59          95,550    3.48
                                                          ----------   -----     ----------   -----      ----------   -----
   Total real estate loans held to maturity.......         3,469,574   96.51      3,038,797   97.31       2,705,437   98.51



CONSUMER LOANS....................................           125,633    3.49         84,013    2.69          40,831    1.49
                                                          ----------   -----     ----------   -----      ----------   -----
   Total loans....................................         3,595,207   100.0%     3,122,810   100.0%      2,746,268   100.0%
                                                                       =====                  =====                   =====

LESS:

  Loans in process................................             4,266                 28,348                  59,146
  Deferred fees and discounts (premiums)..........            (8,806)                  (604)                  6,256
  Allowance for losses............................            21,855                 22,915                   9,056
                                                          ----------             ----------              ----------
    Loans, net....................................        $3,577,892             $3,072,151              $2,671,810
                                                          ==========             ==========              ==========

                                                          ------------------------------------------
                                                                  1992                   1991
                                                          -------------------     ------------------
                                                           AMOUNT     PERCENT      AMOUNT    PERCENT
                                                          --------    -------     --------   -------
REAL ESTATE LOANS:
  Residential.....................................        $2,141,863   88.36%     $2,074,657  88.56%
  Commercial......................................           134,321    5.54         109,551   4.68
  Construction....................................           109,627    4.52         121,877   5.20
                                                          ----------   -----      ----------  -----
   Total real estate loans held to maturity.......         2,385,811   98.42       2,306,085  98.44


CONSUMER LOANS....................................            38,381    1.58          36,489   1.56
                                                          ----------   -----      ----------  -----
   Total loans....................................         2,424,192   100.0%      2,342,574  100.0%
                                                                       =====                  =====
LESS:
  Loans in process................................            41,833                  44,928
  Deferred fees and discounts (premiums)..........            21,835                  29,443
  Allowance for losses............................            10,753                   8,336
                                                          ----------              ----------
    Loans, net....................................        $2,349,771              $2,259,867
                                                          ==========              ==========

The following table shows the composition of the Company's fixed- and adjustable-rate loans at the dates indicated.

                                                                                     DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                  1995                       1994                       1993
                                                       ---------------------         ------------------       ----------------------
                                                          AMOUNT       PERCENT        AMOUNT      PERCENT       AMOUNT       PERCENT
                                                       ----------      -------       --------     -------      -------       -------
                                                                                       (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
  Real estate:
   Residential....................................     $  1,226,691     34.12%     $  1,107,604    35.47%    $  1,171,453     42.66%
   Commercial.....................................           74,271      2.07            77,164     2.47           82,209      2.99
   Construction...................................            1,202       .03                --       --               --        --
                                                         ----------    ------        ----------    -----       ----------     -----
     Total fixed-rate real estate loans...........        1,302,164     36.22         1,184,768    37.94        1,253,662     45.65
     Consumer.....................................           58,645      1.63            28,715     0.92           22,680      0.83
                                                         ----------    ------        ----------    -----       ----------     -----
     Total fixed-rate loans.......................        1,360,809     37.85         1,213,483    38.86        1,276,342     46.48
                                                         ----------    ------        ----------    -----       ----------     -----
ADJUSTABLE-RATE LOANS:
  Real estate:
    Residential...................................        2,093,407     58.23        1,780,388     57.01        1,294,139     47.12
    Commercial....................................           63,236      1.76           55,152      1.77           62,086      2.26
    Construction..................................           10,767      0.30           18,489      0.59           95,550      3.48
                                                         ----------    ------        ---------    ------       ----------    ------
     Total adjustable-rate real estate loans......        2,167,410     60.29        1,854,029     59.37        1,451,775     52.86
    Consumer......................................           66,988      1.86           55,298      1.77           18,151      0.66
                                                         ----------    ------        ---------    ------       ----------    ------
     Total adjustable-rate loans..................        2,234,398     62.15        1,909,327     61.14        1,469,926     53.52
                                                         ----------    ------        ---------    ------       ----------    ------
     Total loans..................................        3,595,207    100.00%       3,122,810    100.00%       2,746,268    100.00%
                                                                       ======                     ======                     ======

LESS:
  Loans in process................................            4,266                     28,348                     59,146
  Deferred fees and discounts (premiums)..........           (8,806)                      (604)                     6,256
  Allowance for losses............................           21,855                     22,915                      9,056
                                                         ----------                  ---------                  ---------
     Loans, net...................................     $  3,577,892                $ 3,072,151               $  2,671.810
                                                         ==========                  =========                  =========

                                                         --------------------------------------------------
                                                                    1992                       1991
                                                         ---------------------         ------------------
                                                            AMOUNT       PERCENT        AMOUNT      PERCENT
                                                         ----------      -------       --------     -------
FIXED-RATE LOANS:
  Real estate:
   Residential....................................     $  1,437,122       59.29%     $  1,261,219    53.84%
   Commercial.....................................           82,275        3.39            72,995     3.12
   Construction...................................               --          --                --       --
                                                         ----------     -------        ----------   ------
     Total fixed-rate real estate loans...........        1,519,397       62.68         1,334,214    56.96
     Consumer.....................................           25,396        1.05            21,128     0.90
                                                         ----------     -------        ----------   ------
     Total fixed-rate loans.......................        1,544,793       63.73         1,355,342    57.86
                                                         ----------     -------        ----------   ------
ADJUSTABLE-RATE LOANS:
  Real estate:
    Residential...................................          704,741       29.07           813,438    34.73
    Commercial....................................           52,046        2.15            36,556     1.56
    Construction..................................          109,627        4.52           121,877     5.20
                                                         ----------     -------        ----------   ------
     Total adjustable-rate real estate loans......          866,414       35.74           971,871    41.49
    Consumer......................................           12,985        0.53            15,361     0.65
                                                         ----------     -------        ----------   ------
     Total adjustable-rate loans..................          879,399       36.27           987,232    42.14
                                                         ----------     -------        ----------   ------
     Total loans..................................        2,424,192      100.00%        2,342,574   100.00%
                                                                         =======                    ======
LESS:
  Loans in process................................           41,833                        44,928
  Deferred fees and discounts (premiums)..........           21,835                        29,443
  Allowance for losses............................           10,753                         8,336
                                                          ---------                     ---------
     Loans, net...................................     $  2,349,771                  $  2,259,867
                                                          =========                     =========

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company invests in short-term investments such as United States Treasury securities and United States agency securities, commercial paper, short-term corporate debt securities, and overnight federal funds. The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specific securities and is also permitted to make certain other securities investments. The balance of the investment securities maintained by the Company in excess of regulatory requirements reflects management's objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments. See "Regulation-Liquidity."

The acquisition of mortgage-backed securities is designed to (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower the credit risk of the Company's loan portfolio, and (iii) enable the Company to use these mortgage-backed securities
as collateral for financings in the capital markets.   Mortgage-backed
securities acquired by the Company for investment typically consist of FHLMC mortgage participation certificates (FHLMC Certificates), FNMA mortgage pass-through certificates (FNMA Certificates) and/or GNMA fully-modified, pass- through mortgage-backed certificates (GNMA Certificates), and private issue pass-through certificates, each of which is described below.

FHLMC Certificates - FHLMC Certificates represent undivided interests in specified pools of fixed, variable, or adjustable rate, conventional residential mortgage loans or participation interests in conventional residential mortgage loans purchased by FHLMC. FHLMC guarantees to each registered holder of a FHLMC Certificate the timely payment of interest. FHLMC also guarantees to each registered holder of a FHLMC Certificate the ultimate collection by such holder of principal thereof, but, except in certain cases, does not guarantee the timely payment of principal thereof. The obligations of FHLMC are not backed by, nor entitled to, the full faith and credit of the United States. Neither the United States nor any agency or instrumentality of the United States is obligated to finance the operations of FHLMC or to assist FHLMC in any other manner. There is currently an active secondary market for FHLMC Certificates, but there is no assurance that this market will continue in the future.

FNMA Certificates - FNMA Certificates represent undivided interests in specified pools of fixed, variable, or adjustable rate one- to four-family residential mortgage loans. FNMA guarantees the timely payment of scheduled principal and interest (at the applicable certificate rate). The obligations of FNMA under its guarantees are obligations solely of FNMA and are not backed by, nor entitled to, the full faith and credit of the United States. Neither the United States nor any agency or instrumentality of the United States is obligated to finance FNMA's operations or to assist FNMA in any other manner. There is currently an active secondary market for FNMA Certificates, but there can be no assurance that this market will continue in the future.

GNMA Certificates - GNMA Certificates are issued and serviced by a mortgage banking company or financial institution approved by GNMA as a seller-servicer of Federal Housing Administration (FHA) insured mortgage notes or Veterans Administration (VA) guaranteed mortgage notes. The full and timely payment of principal of, and interest on, each GNMA Certificate is guaranteed by GNMA, which obligation is backed by the full faith and credit of the United States. Each GNMA Certificate evidences a fractional undivided interest in a pool of FHA insured mortgage notes and VA guaranteed mortgage notes secured by mortgages on single family dwellings. There is currently an active secondary market for GNMA Certificates, but there is no assurance that this market will continue in the future.

Private-Issue Certificates - Private pass-through certificates represent primarily undivided interests in specified pools of fixed, variable or adjustable rate one-to-four family residential mortgage loans. Such securities are issued by private entities such as commercial banks, thrifts, and other financial entities. At December 31, 1995, the Company's $2.7 billion portfolio of private pass-throughs was primarily comprised of adjustable rate securities. The repricing characteristics of such securities were primarily tied to the one year constant maturity treasury rate. These securities are not guaranteed or insured by any government agency. Instead, the credit risk on such securities is lowered through mortgage pool insurance, letters of credit, guarantees, or subordinated interests.


At December 31, 1995 there were approximately $1.3 billion of private issue pass-through certificates with unrealized losses totaling $21.8 million. None of the unrealized losses exceeded $2.0 million or 5% of the respective security balance.

Since mortgage-backed securities are asset-backed, they are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks, are prepayment risk and interest-rate risk.

Should general interest-rate levels decline, the mortgage-backed securities portfolio would be subject to i) prepayments as borrowers typically would seek to obtain financing at lower rates, ii) a decline in interest income received on adjustable-rate mortgage-backed securities, and iii) an increase in fair value of fixed rate mortgage-backed securities. Conversely, should general interest rate levels increase, the mortgage-backed securities portfolio would be subject to i) a longer term to maturity as borrowers would be less likely to prepay their loans, ii) an increase in interest income received on adjustable-rate mortgage-backed securities, iii) a decline in fair value of fixed-rate mortgage-backed securities, and iv) a decline in fair value of adjustable-rate mortgage-backed securities to an extent dependent upon the level of interest-rate increases, the time period of the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

Unlike U.S. Government agency mortgage-backed securities which include a full guarantee of principal and interest, private issuer mortgage-backed securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support of the senior position. In a limited number of cases, this support is provided through letters of credit or cash reserves. Given the structure of the private issuer mortgage-backed securities, the Company has credit risk in addition to interest-rate and prepayment risk discussed above. In this regard, management has instituted a monitoring system tracking the major factors affecting the performance of a private issuer mortgage-backed security including i) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement and iii) the rating assigned to each security by independent national rating agencies.

SECURITIES AVAILABLE FOR SALE

The following table sets forth information concerning the Company's securities available for sale portfolio at the dates indicated, at fair value:

                                                         DECEMBER 31,
                                             -----------------------------------
                                                1995        1994         1993
                                             ----------  ----------   ----------
                                                        (in thousands)
Investment Securities:
 U.S. Government and agency obligations..   $   11,085  $       --   $   46,317
 Corporate securities....................       16,763          --           --
 FHLB stock..............................      132,009     109,136       81,352
                                             ---------   ---------    ---------
                                               159,857     109,136      127,669
                                             ---------   ---------    ---------
Mortgage-backed Securities:
 Mortgage-backed certificates............    1,372,947   1,533,312    1,411,195
 Other...................................       60,701      59,703      147,870
Derivative financial instruments:
 Interest rate exchange agreements.......       (6,528)      3,476      (27,242)
 Interest rate cap agreements............        8,738      57,897        4,144
 Interest rate floor agreements..........       10,746       1,582        2,243
 Exchange traded options.................           --         593           --
                                             ---------   ---------    ---------
                                             1,446,604   1,656,563    1,538,210
                                             ---------   ---------    ---------
                                            $1,606,461  $1,765,699   $1,665,879
                                             =========   =========    =========

The following schedule illustrates the maturities of the Company's securities available for sale portfolio at December 31, 1995.

                                                         DUE AFTER ONE  DUE AFTER FIVE
                                            DUE WITHIN    BUT WITHIN     BUT WITHIN     DUE AFTER    NO STATED
                                             ONE YEAR     FIVE YEARS      TEN YEARS     TEN YEARS     MATURITY      TOTAL
                                          -------------   -----------   ------------    ----------  -----------   --------
                                                                             (in thousands)
Investment Securities:
 U.S. Government and agency obligations.     $ 1,493       $  5,548        $  3,025      $  1,019     $     --    $  11,085
 Corporate securities...................       1,262          4,480          10,977            44           --       16,763
 FHLB stock.............................          --             --              --            --      132,009      132,009
                                              ------        -------         -------       -------      -------     --------
                                               2,755         10,028          14,002         1,063      132,009      159,857
                                              ------        -------         -------       -------      -------     --------
Mortgage-backed Securities:
 Mortgage-backed certificates...........         689          1,814             498     1,369,946           --    1,372,947
 Other..................................          --             --              --        60,701           --       60,701
 Derivative financial instruments:
 Interest rate exchange agreements......          --             --              --        (6,528)          --       (6,528)
 Interest rate cap agreements...........          --             --              --         8,738           --        8,738
 Interest rate floor agreements.........          --             --              --        10,746           --       10,746
                                              ------        -------         -------    ----------     --------   ----------
                                                 689          1,814             498     1,443,603           --    1,446,604
                                              ------        -------         -------    ----------     --------   ----------
                                              $3,444        $11,842         $14,500    $1,444,666     $132,009   $1,606,461
                                              ======        =======         =======    ==========     ========   ==========

Weighted average yield..................        5.91%          6.92%           9.95%         7.94%        6.50%        7.83%
                                              ======        =======         =======    ==========     ========   ==========

SECURITIES HELD TO MATURITY

The following table sets forth information concerning the Company's securities held to maturity portfolio at the dates indicated, at cost:

                                                             DECEMBER 31,
                                                --------------------------------------
                                                   1995          1994          1993
                                                ----------    ----------    ----------
                                                            (in thousands)
Investment Securities:
  U.S. Government and agency obligations....    $  113,554    $  115,500    $    2,426
  Corporate securities......................         5,632        41,273        50,701
                                                ----------    ----------    ----------
                                                   119,186       156,773        53,127
                                                ----------    ----------    ----------
Mortgage-backed Securities:
  Mortgage-backed certificates..............       384,795       459,190       417,165
  Private pass-throughs.....................     2,705,311     2,271,272     2,172,624
  Collateralized mortgage obligations.......       340,848       388,827            --
                                                ----------    ----------    ----------
                                                 3,430,954     3,119,289     2,589,789
                                                ----------    ----------    ----------
                                                $3,550,140    $3,276,062    $2,642,916
                                                ==========    ==========    ==========

At December 31, 1995, the Company held certain mortgage-backed securities classified as held to maturity (which are included in the preceding securities held to maturity composition table) whose aggregate book value by issuer exceeded ten percent of stockholders' equity. Such investments are detailed as follows:

     Issuer                                            Carrying value      Market value
     ------                                            --------------      ------------
                                                           (dollars in thousands)
                                                           ----------------------
     Resolution Trust Corporation                      $470,235            $464,871
     Ryland Mortgage Securities Corporation             423,421             424,537
     Saxon Mortgage Securities Corporation              194,756             195,424
     Merrill Lynch Mortgage Investors, Inc.             186,175             185,374
     Donaldson, Lufkin & Jenrette Securities Corp.      174,963             175,026
     Capstead Securities Corporation                    165,716             164,782
     Nomura Asset Capital Corporation                   156,750             153,908
     Securitized Asset Sales, Inc.                      154,008             154,849
     Greenwich Capital Acceptance, Inc.                 135,595             139,503
     Sears Mortgage Securities                          120,012             118,879
     Residential Funding Corporation                     90,721              90,421
     ITT Federal                                         83,917              84,596
     Citicorp Mortgage Securities, Inc.                  71,272              67,873
     Guardian Savings & Loan Association                 70,831              67,733
     Salomon Brothers Mortgage Services                  68,065              71,356
     Bear Stearns Mortgage Acceptance                    64,206              64,391
     Paine Webber Mortgage Acceptance Corp.              61,209              62,711
     Glendale Federal Bank                               58,078              58,051

The following schedule illustrates the maturities of the Company's securities held to maturity portfolio at December 31, 1995.

                                                                DUE AFTER ONE    DUE AFTER FIVE
                                                 DUE WITHIN       BUT WITHIN       BUT WITHIN       DUE AFTER
                                                  ONE YEAR        FIVE YEARS       TEN YEARS        TEN YEARS         TOTAL
                                                 ----------       ----------      -----------      -----------     -----------
                                                                            (in thousands)
Investment Securities:
 U.S. Government and agency obligations....      $    4,480       $  109,074      $        --      $        --     $   113,554
 Corporate securities......................           5,632               --               --               --           5,632
                                                  ---------        ---------       ----------       ----------      ----------
                                                     10,112          109,074               --               --         119,186
                                                  ---------        ---------       ----------       ----------      ----------
Mortgage-backed Securities:
 Mortgage-backed certificates...............         25,363          178,222            6,090          175,120         384,795
 Private pass-throughs......................             --           55,668              261        2,649,382       2,705,311
 Collateralized mortgage obligations........             --               --               --          340,848         340,848
                                                  ---------        ---------       ----------       ----------      ----------
                                                     25,363          233,890            6,351        3,165,350       3,430,954
                                                  ---------        ---------       ----------       ----------      ----------
                                                 $   35,475       $  342,964      $     6,351      $ 3,165,350     $ 3,550,140
                                                  =========        =========       ==========       ==========      ==========

Weighted average yield                                 5.20%            6.25%            9.05%            7.52%           7.37%
                                                       ====             ====             ====             ====            ====

CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

Federal regulations provide for the classification of loans, debt, equity securities, and other assets considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. The regulations require institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." The OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management.

When a borrower fails to make a required payment on the loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, telephone contacts are normally made after a payment is 19 days past due. In most cases, delinquencies are cured promptly. If the delinquency is not cured by the 30th day, written contacts or personal calls are made to the borrower. If the delinquency continues for a period of 90 days, the Company usually institutes appropriate action to foreclose the property. If foreclosed, the property is sold at public auction and may be purchased by the Company. Under Missouri law, subject to rights of redemption and certain homestead and other exemptions, property normally may be foreclosed after payments become more than 31 days past due, by publishing or posting appropriate notices of the foreclosure action during a subsequent period of 20 days. Delinquent consumer loans are generally handled in a similar manner, except that initial telephone contacts are made when the payment is five days past due. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Missouri consumer protection laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for further discussion.

PROVISIONS FOR LOSSES ON LOANS AND REAL ESTATE OWNED

The Company establishes valuation allowances for anticipated losses on loans, foreclosed assets, and real estate acquired for development and sale, as described below. Although management believes it uses the best available information in establishing valuation allowances, future provisions for loss charged to expense may be necessary if circumstances differ substantially from the assumptions currently used.

Loans - The allowance for loan losses is maintained at an amount considered adequate to provide for losses. The provision for loan losses charged to expense is based on periodic analysis of the loan portfolio by management. In this regard, management considers various risk factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. In addition to an allowance for losses on identified problem loans, an overall unallocated allowance is maintained to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and prior loss experience.

The allowance for loan losses increased significantly during 1994 when compared to prior years. After combining the Roosevelt, Farm & Home, and Home Federal loan portfolios which resulted in a combined portfolio approximately five times the size of Roosevelt's March 31, 1994 portfolio (approximately $650 million to $3.0 billion), management determined it was necessary to substantially increase the allowance for loan losses to achieve higher and more conservative coverage levels. Factors considered by management in determining the necessity and amount of the provision necessary to bring the overall allowance to the desired level were i) the need to conform Farm & Home's coverage ratio (ratio of allowance for loan losses to total gross loans) of .24% at December 31, 1993, to that of Roosevelt's which was .61% at the comparable date. This resulted in an additional required provision of approximately $7.3 million, ii) the previously discussed five fold increase in the size of the overall loan portfolio coupled with the fact that, at the time, Roosevelt management had no previous track record of managing a portfolio of that size, and iii) the Farm & Home and Home Federal mergers effectively doubled the overall size of the entity resulting in the Company moving up to a new peer group whose average allowance for loan losses as a percentage of total loans far exceeded the allowances of the unadjusted combined entity. Also, since just prior to the merger, both Farm & Home and Roosevelt had recently been through examinations by the OTS, the Company initiated conversations with the OTS to obtain their concurrence with the planned addition to the allowance for loan losses. Such concurrence was received and the resulting $11.4 million provision was recorded.

Real Estate Owned - Real estate owned includes properties acquired through foreclosure and properties acquired for development and sale. Real estate acquired through foreclosure is transferred to real estate owned at the lower of cost or estimated fair value, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in an allowance for losses on real estate. Real estate acquired for development and sale is carried at the lower of cost or estimated fair value.

While the valuation allowances for losses on loans, foreclosed assets, and real estate acquired for development and sale are considered adequate, the Company's allowances are subject to review by the FDIC and OTS. In the course of their periodic examinations the Company may be instructed to establish additional general or specific reserves in addition to the amounts previously established.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                      DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                           1995                    1994                   1993
                                                     ----------------------------------------------------------------------------
                                                              CATEGORY'S              CATEGORY'S             CATEGORY'S
                                                               PERCENT                 PERCENT                PERCENT
                                                               OF TOTAL                OF TOTAL               OF TOTAL
                                                     AMOUNT    LOANS        AMOUNT     LOANS        AMOUNT    LOANS      AMOUNT
                                                     ------   ----------    ------    ----------    ------    ---------  ------
                                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of  period.................     $ 22,915               $ 9,056                $ 10,753              $  9,063
Charge-offs:
 Residential....................................        3,177                   358                     824                   468
 Commercial real estate.........................          155                   696                   1,535                 1,611
 Consumer.......................................          114                    33                     169                    66
 Construction...................................           87                    --                      --                    --
                                                      -------                ------                  ------                ------
                                                        3,533                 1,087                   2,528                 2,145
                                                      -------                ------                  ------                ------
Recoveries:
 Residential....................................            3                    16                      --                    --
 Commercial real estate.........................           74                     5                     125                    21
 Consumer.......................................           30                    10                      --                   184
 Construction...................................           --                    --                      --                    --

                                                      -------               -------                  ------                ------
                                                          107                    31                     125                   205
                                                      -------               -------                  ------                ------
  Net charge-offs...............................        3,426                 1,056                   2,403                 1,940

Additions charged to operations.................        1,200                12,432                     706                 2,648
Additions acquired through acquisitions.........        1,166                 2,483                      --                   982
                                                      -------               -------                  ------                ------
Balance at end of period........................     $ 21,855              $ 22,915                 $ 9,056              $ 10,753
                                                      =======               =======                  ======                ======
Ratio of net charge-offs during the period to
 average loans outstanding during the period....          .10%                  .04%                    .09%                  .13%
                                                      =======               =======                  ======                ======
Allowance distribution:
 Residential....................................     $ 17,309      92.4%    $17,570     92.5%       $ 4,245       89.8%  $  4,208
 Commercial real estate.........................        4,220       3.8       4,776      4.2          4,463        5.2      5,835
 Consumer.......................................          326       3.5         410      2.7            348        1.5        710
 Construction...................................           --        .3         159       .6             --        3.5         --
                                                      -------    ------     -------   ------         ------     ------     ------
                                                     $ 21,855     100.0%    $22,915    100.0%       $ 9,056      100.0%  $ 10,753
                                                      =======    ======     =======   ======         ======     ======     ======


                                                     --------------------------------------
                                                     1992                 1991
                                                     --------------------------------------
                                                           CATEGORY'S           CATEGORY'S
                                                           PERCENT              PERCENT
                                                           OF TOTAL             OF TOTAL
                                                           LOANS       AMOUNT   LOANS
                                                         ------------  ------   ----------
   .............................................
Balance at beginning of  period.................                     $ 8,107
Charge-offs:
 Residential....................................                         995
 Commercial real estate.........................                         743
 Consumer.......................................                         171
 Construction...................................                          --
                                                                       -----
                                                                       1,909
                                                                       -----
Recoveries:
 Residential....................................                          --
 Commercial real estate.........................                          --
 Consumer.......................................                          29
 Construction...................................                          --
                                                                       -----
                                                                          29
                                                                       -----
  Net charge-offs...............................                       1,880

Additions charged to operations.................                       2,695
Additions acquired through acquisitions.........                         141
                                                                       -----
Balance at end of period........................                     $ 9,063
                                                                       =====
Ratio of net charge-offs during the period to
 average loans outstanding during the period....                         .10%
                                                                       =====
Allowance distribution:
 Residential....................................            88.4%    $ 3,143        88.5%
 Commercial real estate.........................             5.5       5,477         4.7
 Consumer.......................................             1.6         443         1.6
 Construction...................................             4.5          --         5.2
                                                           -----       -----       -----
                                                           100.0%    $ 9,063       100.0%
                                                           =====       =====       =====

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposit accounts have traditionally been a principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments, loan sales, cash flows generated from operations (including interest credited to deposit accounts), net deposit inflows, FHLB advances, and collateralized borrowings. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or for deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates.

Deposits - The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), and individual retirement accounts. The Company does not generally seek to attract Jumbo accounts or brokered deposits.

The Company's variety of deposit accounts has allowed it to remain competitive and respond to changes in consumer demands. The Company has become more subject to short-term fluctuations in deposit flows, as many customers have become more interest rate conscious. The ability of the Company to attract and maintain deposits, which affects its cost of funds, will continue to be significantly affected by market conditions.

The following table sets forth the deposit flows of Roosevelt during the periods indicated. Net withdrawals refers to the amount of deposits (exclusive of interest credited) during a period less the amount of withdrawals during the period. The net withdrawals during 1995, 1994, and 1993 reflect management's strategy of conservatively pricing most deposits to better control Roosevelt's cost of funds and a general trend in the industry of deposit outflows caused by depositors seeking improved yields in a relatively low interest rate environment. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies.

                                                                    DECEMBER 31,
                                                  ---------------------------------------------
                                                     1995               1994          1993
                                                  ----------         ----------    -----------
                                                                  (IN THOUSANDS)
Net withdrawals...............................    $(346,551)          $(711,218)    $ (580,974)
Deposits assumed from acquisitions............      182,566             468,877      1,431,501
Deposits sold.................................           --             (68,134)      (277,182)
Deposit change from branch exchange...........           --                  --         63,944
Interest credited.............................      172,774             132,330        147,989
Unearned discount on brokered certificates....         (117)                 --             --
Net adjustment related to purchase method of
  accounting..................................         (564)             (3,962)        (4,763)
                                                 ----------          ----------     ----------
Net increase (decrease) in deposits...........        8,108            (182,107)       780,515
Beginning balance.............................    4,899,389           5,081,496      4,300,981
                                                 ----------          ----------     ----------
Ending balance................................   $4,907,497          $4,899,389     $5,081,496
                                                 ==========          ==========     ==========

    Percent increase (decrease)                         0.2%               (3.6)%         18.1%
                                                 ==========          ==========     ==========

Borrowings - Roosevelt's other sources of funds include advances from the FHLB of Des Moines, securities sold under agreements to repurchase, and longer-term borrowings such as its mortgage-backed bonds and subordinated notes. These borrowings totaled $2.4 billion, $1.1 billion and $47.5 million and $1.7 billion, $1.2 billion and $47.4 million at December 31, 1995 and 1994, respectively.

As a member of the FHLB of Des Moines, the Company is required to own capital stock in the FHLB of Des Moines and is authorized to apply for advances from the FHLB of Des Moines. All long-term FHLB advances must be for the purpose of financing residential housing. Members must meet community lending standards established by Federal Housing Finance Board (FHFB) regulations to have continued access to long-term FHLB advances. The Company does not expect that these limitations will have a significant impact on its access to long-term advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Des Moines may prescribe additional acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See "Regulation--Federal Home Loan Bank System."

The form of agreement to repurchase securities sold used by the Company is a sale of securities to primary dealers with a commitment to repurchase securities at a predetermined price at a future date, typically ranging between 30 days and 90 days from the date of the initial sale. The Company may substantially increase its borrowings under agreements to repurchase securities sold.

See Notes 11, 12, 13 and 14 of Notes to Consolidated Financial Statements for further information regarding deposits and other borrowings.

ASSET/LIABILITY MANAGEMENT

The long-term profitability of the Company depends not only on the success of the services it offers to its customers and the quality of its loans and investments, but also the extent to which its earnings and net market value are affected by changes in interest rates. Roosevelt's asset and liability management strategy attempts to reduce the variability in net interest income and net market value caused by interest rate changes.

One means of reducing the effect of interest rate volatility on net interest income is to shorten asset maturities. In recent years, Roosevelt has attempted to do this by emphasizing the origination and purchase of adjustable-rate mortgage loans and the purchase of adjustable-rate mortgage-backed securities. In addition to the origination and purchase of adjustable-rate loans and investments discussed above, the Company will also utilize derivative financial instruments; such as interest exchange agreements, interest rate cap and floor agreements and, to a much lesser extent, interest rate futures contracts to help manage its interest rate risk.

At December 31, 1995, interest-sensitive assets of $6.1 billion and interest-sensitive liabilities of $6.2 billion were scheduled to mature or reprice within one year. A conventional measure of interest rate sensitivity for thrift institutions is to divide the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets - "one year gap". Such gap at December 31, 1995 was a negative 0.50%. At December 31, 1995, Roosevelt had entered into interest rate exchange agreements and interest rate cap and floor agreements with notional values of $1.2 billion and $4.1 billion, respectively. Without these instruments Roosevelt's one year gap at December 31, 1995 would have been a negative 1.51%. See "Business - Roosevelt's Philosophy and Operating Strategy", "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/ Liability Management" and Note 15 to Notes to Consolidated Financial Statements for further information regarding the Company's interest rate risk management practices.

SUBSIDIARIES

Roosevelt is permitted, through the Bank, to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of the Bank's assets. The Bank may invest an additional 1% of its assets in service corporation activities that serve primarily specified community or inner-city developments. Federal regulations also permit institutions to make specified types of loans to such service corporation subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's regulatory capital. In addition, federal savings associations are permitted to invest unlimited amounts in subsidiaries that are engaged solely in activities that the association may conduct. At December 31, 1995, the Bank's investment in service corporations was approximately $2.3 million.

Roosevelt Financial Services, Inc. (prior to 1994 known as Roosevelt Insurance Agency, Inc.) is a diversified general insurance agency. It provides life, health, property, casualty, commercial insurance coverages, and tax deferred annuities and other investment products to Roosevelt's customers and the general public. Stocks and bonds are offered to the Bank's customers on a discount basis through a clearing broker/dealer. Mutual funds are offered to the Bank's customers and the general public by registered representatives through an arrangement between Roosevelt Financial Services, Inc. and a registered broker/dealer.

H.F.S. Corporation is a service corporation which was acquired through the merger with Home Bancorp. H.F.S. Corporation has the authority to invest and participate in various activities such as the acquisition and development of property into residential building lots.

F&H Realty, a subsidiary of Roosevelt Financial Group, Inc., is a Missouri-chartered real estate investment company. It owns real estate held for investment or for the purpose of developing and selling lots, primarily for single-family dwellings. It was formed in December 1992 and was later transferred to the Company under the name Farm & Home as a dividend-in-kind from the Bank, previously known as Farm & Home Savings Association.

REGULATION

The Bank is a Federally chartered savings bank, the deposits of which are Federally insured up to applicable limits by the FDIC and are backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad Federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, Roosevelt is also subject to Federal regulation and oversight. The purpose of this regulation of Roosevelt and other holding companies is to protect subsidiary savings associations. Certain of these regulatory requirements and restrictions are discussed below and elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS
The OTS, as the primary Federal regulatory agency, and the FDIC, as insurer and back-up regulator, have extensive supervisory authority over the operations of savings associations. The Bank is required to file periodic reports with the OTS and may be examined periodically by the OTS and FDIC. The Bank was most recently examined by the OTS and the FDIC in April, 1995. All Federally insured savings associations are subject to an on-site, full-scope examination by either the FDIC or the OTS at least once every 12 months. All savings associations are subject to an annual assessment to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed based upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. The Bank's OTS assessment for 1995 was $1.2 million.

The OTS' pervasive regulatory authority is backed by extensive enforcement authority over all savings associations and their holding companies, including the Bank and Roosevelt. This enforcement authority includes among other things, the ability to impose operational restrictions, to commence cease-and-desist proceedings, to assess civil money penalties and to initiate proceedings to remove individuals from their positions and prohibit them from service with any savings association. Such actions may generally be initiated to prevent, terminate or remedy violations of laws, regulations or unsafe or unsound practices. Additional grounds include failure to file accurate and timely reports with the OTS.

In addition, the investment, lending and branching authority of the Bank is prescribed by Federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by Federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. The Bank is in compliance with each of these noted restrictions.

The Bank's general permissible lending limit for loans-to-one borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1995, the Bank's lending limit under this restriction was $80.4 million. The Bank is in compliance with the loans-to-one borrower limitation.

The OTS, as well as the other Federal banking agencies, have adopted guidelines establishing safety and soundness standards. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other Federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to the final form of the proposed guidelines.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC
The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It may also prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based on their level of capital and supervisory evaluation. The assessment schedule for Bank Insurance Fund (BIF) and SAIF insured institutions ranged from .23% to .31% of deposits during the first half of 1995. Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (Tier 1 risk-based capital) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase such assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

As in the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. The BIF premium schedule was further revised, effective January 1996, to provide a range of 0% to .27% with an annual minimum assessment of $2,000. As a result of these adjustments, BIF insured institutions will generally pay lower premiums.

The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attains the required reserve ratio.

The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting

BIF member banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity, a number of proposals to recapitalize the SAIF were considered by the United States Congress in 1995. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity. The BIF and SAIF would be merged into one fund as soon as practicable but no later than January 1, 1998. The special assessment rate is anticipated to range from .80% to .90%. Based on the Bank's level of SAIF deposits at March 31, 1995 (including the effect of the acquisition of Washington Savings Bank and Kirksville Federal Savings), and assuming a special assessment of .90%, the Bank's assessment would be approximately $36.5 million on a pre-tax basis. If the legislation is enacted, it is anticipated the assessment would be payable in 1996. Accordingly, this special assessment would significantly increase noninterest expense and adversely affect the Bank's results of operations. Conversely, depending on the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that if the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly to as low as .04% for future periods.

As part of the legislation, the United States Congress is considering requiring all Federal thrift institutions, such as the Bank, to either convert to a national bank or a state chartered bank by January 1, 1998. In addition, Roosevelt would no longer be regulated as a thrift holding company, but rather as a bank holding company. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on Roosevelt and the Bank.

REGULATORY CAPITAL REQUIREMENTS
Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Under Federal law all three requirements must be generally as stringent as the comparable capital requirements for national banks.

Tangible Capital - The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital.

The OTS regulations establish special tangible capital requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as an agent for its customers, are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that are not consolidated for generally accepted accounting principles. For excludable subsidiaries, the debt and equity investments in such subsidiaries must be deducted from assets and capital. The Bank, at December 31, 1995, had a $2.3 million net investment in subsidiaries which the Bank deducted from capital for the purpose of computing its capital compliance.

At December 31, 1995, the Bank had tangible capital of approximately $474.7 million, or 5.26% of adjusted total assets, which is approximately $339.2 million above the minimum requirement of 1.50% adjusted total assets in effect on that date.

Core Capital - The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 1995, the Bank had $2.4 million of core deposit intangibles included in core capital under these tests and had core capital equal to approximately $477.1 million, or 5.28% of adjusted total assets, which is $206.1 million above the minimum leverage ratio requirement of 3% in effect on that date. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital level of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

Risk-Based Capital - The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain additional risk-based capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1995, the Bank did not have any capital instruments that qualified as supplementary capital and had $18.6 million of general loss allowances, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating risk-based capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. In addition, reciprocal holdings of qualifying capital instruments are excluded. The Bank had no such exclusions from capital and assets at December 31, 1995.

In determining the amount of risk-weighted assets, all assets, including the credit equivalent amount of certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risks inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for performing and prudently underwritten permanent one- to four-family first mortgage loans not more than 90 days past due and with a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

On December 31, 1995, the Bank had total risk-weighted capital of approximately $495.7 million (including $18.6 million of general loss allowances). The Bank had risk-weighted assets of $3.3 billion (including $232.2 million in credit equivalent amounts of converted off-balance sheet items) for total risk-weighted capital of 14.60% of risk-weighted assets. This amount was approximately $224.1 million above the 8% requirement in effect on that date.

Every savings association with more than normal interest rate risk is required to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS recently announced that it will delay the effective date of the regulation until it evaluates the process by which an association may appeal an interest-rate risk capital deduction determination. If the regulation had been in effect at December 31, 1995, the Bank would have had no such deduction from total capital on such date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core and Tier 1 risk-based capital ratios and less than an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase it assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements. In any bankruptcy proceedings by Roosevelt, any claim against Roosevelt under such a guarantee would have priority over the claims of unsecured creditors.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subjected by the OTS to one or more of a number of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice.

The imposition by the OTS of any of these measures on the Bank may have substantial adverse effect on the Bank's operations and profitability and the value of Roosevelt's common and preferred stock. Roosevelt stockholders do not have preemptive rights, and therefore, if Roosevelt is directed by the OTS or the FDIC to issue additional shares of common or preferred stock, such issuance may result in the dilution in the percentage of ownership of the stockholders of Roosevelt.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS
OTS regulations impose various restrictions on associations, including the Bank, with respect to their ability to make capital distributions, which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account. As of December 31, 1995, the Bank would have been permitted to pay dividends of $166.6 million consistent with these restrictions, subject to giving the notice referred to below and receiving no objection from the OTS.

Generally, associations such as the Bank that before and after the proposed distribution meet or exceed their capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or risk-based capital exceeds its requirement for such capital component, as measured at the beginning of the calendar year, or 75% of net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted.

Associations proposing to make any capital distribution must submit written notice to the OTS 30 days prior to such distribution. Associations that do not meet minimum capital requirements that propose to make any capital distribution must obtain OTS approval prior to making such distributions. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Finally, OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock, if as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual stock conversion.

The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated, however, it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the proposed regulations may be adopted.

LIQUIDITY
Each savings association, including the Bank, is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% an 10%) depending on the economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1995, the Bank was in compliance with both requirements.

QUALIFIED THRIFT LENDER TEST
All savings associations, including the Bank, are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. The QTL test requires a savings association to have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments and to meet that test on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. As of December 31, 1995, the Bank had a QTL ratio of 97.8%, which was in compliance with the 65% QTL test, and has always been in compliance with the QTL requirement.

Any savings association that fails to meet the test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the association does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF, which generally cannot occur until the SAIF reaches its designated reserve ratio. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

TRANSACTION WITH AFFILIATES
Transactions between a savings association, such as the Bank or any of its subsidiaries, and its affiliates are subject to numerous restrictions. Generally, such transactions must be on terms at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. Most transactions are also subject to quantitative ceilings, and many must be secured by eligible collateral. In addition, savings associations are prohibited from investing in the securities of an affiliate (other than a subsidiary) or extending credit to an affiliate engaged in activities not permissible for a bank holding company. For these purposes, an affiliate is defined as a company that controls, or is under common control with, the Bank but does not include a subsidiary of the Bank unless specially determined by OTS or the Federal Reserve Board. None of the Bank's subsidiaries have been so designated.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION
Roosevelt is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Roosevelt is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the

OTS has enforcement authority over Roosevelt and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to any subsidiary savings association, such as the Bank.

As a unitary savings and loan holding company, Roosevelt generally is not subject to activity restrictions. If Roosevelt acquired control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Roosevelt and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would become subject to such restrictions unless such other associations each qualifies as a QTL and was acquired in a supervisory acquisition.

If the Bank fails the QTL test, Roosevelt must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Roosevelt must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

Roosevelt must obtain approval from the OTS before acquiring control of any other SAIF insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions may be permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW
The stock of Roosevelt is registered with the Securities and Exchange Commission
(SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Roosevelt is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Roosevelt stock held by persons who are affiliates within the meaning of the Exchange Act (generally officers, directors, and principal stockholders) of Roosevelt may not be resold without registration or unless sold in accordance with certain resale restrictions. If Roosevelt meets specified current public information requirements, each affiliate of Roosevelt generally is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM
The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1995 Roosevelt was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLB of Des Moines which is one of 12 regional FHLBs that regulate the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1995 the Bank had approximately $132.0 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For 1995 dividends paid by the FHLB of Des Moines to the Bank totaled $8.6 million, $6.0 million paid as a cash dividend and $2.6 million paid in the form of a stock dividend.

TAXATION
For Federal income tax purposes, Roosevelt reports its income and expenses using the accrual method of tax accounting and uses the calendar year as its tax year. Except for the bad debt reserve deduction Roosevelt is subject to Federal income tax, under existing provisions of the Internal Revenue Service Code, in generally the same manner as other corporations.

Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income.

As a Delaware business corporation, Roosevelt is required to file annual returns with and pay annual fees to the State of Delaware. Roosevelt is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of its common stock. If and to the extent Roosevelt carries on activities in other states, it may in certain circumstances be subject to such states' tax laws.

COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act (CRA) requires financial institutions regulated by the Federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The agencies evaluate an institution's CRA performance based on a four-tiered descriptive rating system and are required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance.

Many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.

During 1995, the Bank received a satisfactory rating from the OTS. This rating reflects Roosevelt's commitment to meeting the credit needs of the communities it serves. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

COMPETITION

The Company faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, and the quality of services it provides to borrowers.

The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market and mutual funds, credit unions, and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk, and other factors. The Company attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

MANAGEMENT OF REGISTRANT AND ITS SUBSIDIARIES

The following table sets forth certain information with respect to each executive officer of the Company and the Bank as of March 8, 1996.

NAME                               AGE            POSITION HELD
- ----                               ---            -------------
Stanley J. Bradshaw                 38       President and Chief Executive Officer

Anat Bird                           44       Senior Executive Vice President and
                                             Chief Operating Officer

Gary W. Douglass                    45       Executive Vice President and
                                              Chief Financial Officer

Daniel G. O'Donnell                 40       Executive Vice President,
                                              General Counsel, and Secretary

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the last five years. Except as otherwise indicated, all officers of the Company have held their positions since the formation of the Company in 1988.

Stanley J. Bradshaw - Mr. Bradshaw joined Roosevelt in 1985 as Vice President and Chief Lending Officer and in 1987 was elected Senior Vice President and Chief Investment Officer. During 1988, he was elected Executive Vice President and became Roosevelt's Chief Operating Officer. He joined the Board of Directors and became President and Chief Executive Officer in 1991.

Anat Bird - Mrs. Bird joined the Company and the Bank as Senior Executive Vice President and Chief Operating Officer in July 1995. In January 1991, Mrs. Bird founded the Financial Institutions Consulting Group (FIGC) at BDO Seidman, New York, New York and developed and managed FIGC through June 1994. In June 1994, Mrs. Bird Founded SCB Forums, LTD. (SCB), a financial institutions consulting firm located in New York City and the successor to FinExc Group, L.L.C.

Gary W. Douglass - Mr. Douglass joined the Company and the Bank as Executive Vice President and Chief Financial Officer on March 9, 1995. Prior to joining the Company and the Bank, Mr. Douglass was a partner for Deloitte & Touche LLP, a big six international accounting firm where he was the partner in charge of the accounting and auditing function and financial institution practice of the firm's St. Louis office.

Daniel G. O'Donnell - Mr. O'Donnell was named Executive Vice President in December 1993 previously serving as Senior Vice President since November 1991. Since November 1991, he was Real Estate Group Manager, General Counsel and Secretary. He joined the Bank in May 1986 as Vice President and General Counsel. He was named Secretary in 1987 and Interim Real Estate Group Manager in May 1991.

EMPLOYEES

At December 31, 1995, the Company had a total of 1245 employees, including 171 part-time employees. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's home office, which is a leased facility, is located in Chesterfield, Missouri. The Company's mortgage loan servicing office is located in Nevada, Missouri and is owned by the Company. In addition to these, the company has an additional 77 branch offices, of which 73 are located in the State of Missouri, three are located in the State of Illinois, and one is located in the State of Kansas. 37 of these offices are located in the St. Louis metropolitan area of which 28 branches are owned by the Company and 9 are leased. The leases expire from 1996 through 2010. Nine of these offices are located in the Kansas City metropolitan area of which four branches are owned by the Company and five are leased. The leases expire from 1997 to 2014. The remaining 31 offices are located in Staunton, Illinois and Pittsburgh, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Lamar, Joplin(2) and Kirksville. 24 of these offices are owned by the Company and seven offices are leased. The leases expire from 1996 through 2009. The Company's net investment in its home and branch offices, premises, equipment, and leaseholds was $52.5 million at December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS

Roosevelt has certain litigation and claims in process resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on its financial position.

Among the matters referred to above and as a result of the acquisition of Farm & Home which was completed in June 1994, the Company has become successor to certain legal proceedings which involved Farm & Home. The following is a discussion of such proceedings. Prior to 1985, the Southbend Subdivision was developed by Farm & Home Savings and a co-developer on property owned by Farm & Home Savings adjacent to a toxic waste disposal site near Houston, Texas (the Brio Site). As a result of action by the U.S. Environmental Protection Agency (the EPA), a task force made up of eleven major corporations that contributed waste to the site (the Brio Site Task Force) agreed in 1989 to remediate the Brio Site, including any off-site contamination related to the Brio Site. It is anticipated that once a final remediation plan is approved, the Brio Site Task Force will be responsible for carrying out the planned remediation. Neither Farm & Home, Farm & Home Savings nor the Company has ever been a member of the Brio Site Task Force, nor has the EPA, to date, designated any of them a "potentially responsible party" with respect to the Brio Site or any remediation thereof.

Farm & Home Savings has been named in a number of lawsuits by various parties claiming personal injury and property damage from exposure to the Brio Site wastes as a result of Farm & Home's development of Southbend Subdivision. These claims have involved homeowners and their children who lived in the Southbend Subdivision as well as others who have visited the subdivision or attended Weber Elementary School, which was located within the Southbend Subdivision, and others who either played on ball fields that were in close proximity to the subdivision or in some cases lived in neighboring subdivisions (the Claims). Pursuant to a Release and Settlement Agreement entered into in May 1987 (the 1987 Settlement Agreement), United States Fire Insurance Company, North River Insurance Company and Commonwealth Lloyds Insurance Company of Texas (the Insurance Companies) have been defending and indemnifying Farm & Home Savings (and the Company as successor to Farm & Home Savings) against the Claims. The 1987 Settlement Agreement provided that in consideration of Farm & Home Savings' payment to the Insurance Companies of $12.5 million the Insurance Companies would defend and pay on behalf of Farm & Home Savings all damages and settlements (without limitation as to time frame or dollar amount) arising out of past, present and future claims and demands in connection with the Southbend Subdivision's proximity to the Brio Site, and also arising out of, resulting from, or relating to the alleged hazardous wastes at the Brio Site. In the course of defending Farm & Home Savings against the Claims, a further dispute arose between Farm & Home Savings and the Insurance Companies arising out of the Insurance Companies' demand that Farm & Home Savings contribute toward the Insurance Companies' program of purchasing all of the residential lots and homes in the Southbend Subdivision. This dispute was resolved following litigation on March 30, 1993 pursuant to a second settlement agreement (the 1993 Settlement Agreement, and, together with the 1987 Settlement Agreement, the Settlement Agreements). Under the terms of the 1993 Settlement Agreement the parties affirmed that the 1987 Settlement Agreement remains in full force and effect and the Insurance Companies agreed to assume the exclusive obligation and responsibility for acquiring the lots and homes in the Southbend Subdivision. In addition, Farm & Home Savings agreed to pay the Insurance Companies a total of $9.7 million over four years. Farm & Home's costs associated with the 1993 Settlement Agreement have been reflected in its consolidated financial statements for the year ended December 31, 1992.

Thereafter, the Insurance Companies issued a reservation of rights with respect to certain Claims filed in 1993. As a result of this reservation, Farm & Home Savings initiated a declaratory judgement action regarding the Insurance Companies' obligations under the 1987 Settlement Agreement. This declaratory judgement action has been terminated pursuant to a further settlement agreement between the Company and the Insurance Companies by which the Insurance Companies have agreed to continue to defend and indemnify the Company against all pending Claims, subject to the Insurance Companies' right to reassert their reservation of rights in the future.

Currently, there are approximately nine hundred Claims pending against Farm & Home Savings involving the Southbend Subdivision and/or the Brio Site, and it is possible that in the future additional claims may be filed by others. While the outcome of the Claims and any future claims cannot be predicted with certainty, based upon consultation with outside counsel, it is the belief of the Company that, pursuant to the Settlement Agreements, the Insurance Companies are responsible for the payment of all Claims and that the risk of significant loss to the Company related thereto would be remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

COMMON STOCK

Roosevelt's common stock is traded on the Nasdaq Stock Market under the symbol RFED. As of December 31, 1995, there were 41,991,701 shares of common stock issued and outstanding held by 5,796 shareholders.

The following table, adjusted for the 200% stock dividend on May 18, 1994, sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for 1995 and 1994.

                                                               STOCK PRICE
                                                -------------------------------------
COMMON STOCK DATA                                  HIGH         LOW          CLOSE         DIVIDENDS
                                                   ----         ---          -----         ---------
1995
   First quarter........................        $17.250       $14.750       $15.750            $0.14
   Second quarter.......................         18.625        15.750        16.688             0.14
   Third quarter........................         18.875        15.250        17.625             0.14
   Fourth quarter.......................         19.375        15.875        19.375             0.14

1994
   First quarter........................        $15.833       $13.917       $14.750            $0.10
   Second quarter.......................         18.250        14.328        16.000             0.11
   Third quarter........................         17.375        16.000        16.688             0.11
   Fourth quarter.......................         16.875        12.750        15.000             0.11

PAYMENT OF DIVIDENDS

Payment of future dividends is subject to a declaration by Roosevelt's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and liability growth of the Bank.

ITEM 6.  SELECTED FINANCIAL DATA

                        ROOSEVELT FINANCIAL GROUP, INC.
                               FIVE-YEAR SUMMARY
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

At or for the year ended December 31,                 1995              1994             1993            1992            1991
                                                  -----------       -----------      -----------     -----------     -----------
(dollars in thousands, except per share data)
SUMMARY OF FINANCIAL CONDITION
 Total assets..................................   $ 9,013,061       $ 8,431,866      $ 7,595,161     $ 6,038,732     $ 5,756,199
 Securities available for sale.................     1,606,461         1,765,699        1,665,879          52,399          46,997
 Securities held to maturity...................     3,550,140         3,276,062        2,642,916       2,219,147       2,487,141
 Loans.........................................     3,577,892         3,072,151        2,671,810       2,349,771       2,259,867
 Deposits......................................     4,907,497         4,899,389        5,081,496       4,300,981       4,184,323
 Other borrowings..............................     3,507,475         2,963,449        1,975,661       1,319,154       1,222,457
 Stockholders' equity..........................       496,906           441,626          378,462         288,545         254,396

SUMMARY OF OPERATIONS
 Total interest income.........................       647,316           533,368          486,940         439,173         503,801
 Total interest expense........................       466,433           347,574          321,490         314,728         394,315
 Provision for losses on loans.................         1,200            12,432              706           2,648           2,695
                                                   ----------        ----------       ----------      ----------      ----------
 Net interest income after provision
   for losses on loans.........................       179,683           173,362          164,744         121,797         106,791
                                                   ----------        ----------       ----------      ----------      ----------
 Retail banking fees...........................        10,706             8,682            6,260           4,870           3,150
 Insurance and brokerage sales commissions.....         7,506             6,538            5,737           4,347           3,159
 Loan servicing fees (expenses), net...........         8,911             7,359          (11,145)          8,392          11,191
 Net gain (loss) from financial instruments....         5,468           (39,120)          10,646          11,394             374
 Unrealized losses on impairment of mortgage-
   backed securities held to maturity..........       (27,063)               --               --              --              --
 Recognition of financial futures losses.......       (34,827)               --               --              --              --
 Other.........................................         3,016             5,337            2,759           1,790           5,337
                                                   ----------        ----------       ----------      ----------      ----------
     Total noninterest income (loss)...........       (26,283)          (11,204)          14,257          30,793          23,211
                                                   ----------        ----------       ----------      ----------      ----------
     Total noninterest expense.................        87,666           115,576           98,598         100,452          87,994
                                                   ----------        ----------      -----------      ----------      ----------
 Income before income tax expense,
   extraordinary item, and cumulative
   effect of change in accounting principles...        65,734            46,582           80,403          52,138          42,008
 Income tax expense............................        20,616            15,026           27,134          17,887          14,612
 Extraordinary item, net.......................            --            (7,849)          (1,908)         (3,796)         (1,662)
 Cumulative effect of change in accounting
   principles..................................            --                --           (6,489)(1)          --         (16,321)(2)
                                                   ----------        ----------       ----------      ----------      ----------
 Net income....................................   $    45,118       $    23,707      $    44,872     $    30,455     $     9,413
                                                   ==========        ==========       ==========      ==========      ==========
 Net income attributable to common stock.......   $    40,875       $    18,523      $    41,057     $    28,866     $     5,029
                                                   ==========        ==========       ==========      ==========      ==========
PER SHARE DATA:
 Primary earnings per share:
   Income before extraordinary item and
    cumulative effect of change in
    accounting principles......................   $      1.01       $      0.70      $      1.54     $      1.09     $      1.09
   Extraordinary item..........................            --             (0.21)           (0.06)          (0.13)          (0.06)
   Cumulative effect of change
    in accounting principles...................            --                --            (0.20)             --           (0.65)
                                                   ----------        ----------       ----------      ----------      ----------
      Net income...............................   $      1.01       $      0.49      $      1.28     $      0.96     $      0.38
                                                   ==========        ==========       ==========      ==========      ==========
 Fully-diluted earnings per share:
   Income before extraordinary item and
    cumulative effect of change
    in accounting principles...................   $      0.99       $      0.68      $      1.32     $      0.99     $      1.09
   Extraordinary item..........................            --             (0.20)           (0.05)          (0.11)          (0.06)
   Cumulative effect of change in
    accounting principles......................            --                --            (0.16)             --           (0.65)
                                                   ----------        ----------       ----------      ----------      ----------
       Net income..............................   $      0.99       $      0.48      $      1.11     $      0.88     $      0.38
                                                   ==========        ==========       ==========      ==========      ==========
Pro Forma amounts assuming the change in
 accounting principle is applied
 retroactively (2):
     Net income................................           N/A               N/A              N/A             N/A     $    25,734
                                                   ==========        ==========       ==========      ==========      ==========
      Earnings per share.......................           N/A               N/A              N/A             N/A     $      1.03
                                                   ==========        ==========       ==========      ==========      ==========

                        ROOSEVELT FINANCIAL GROUP, INC.
                               FIVE-YEAR SUMMARY
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

Other Data:
Ratio of net interest income to general
  and administrative expense.................        2.06x(4)     1.67x(3)      1.82x      1.55x      1.44x
Effective net spread during the period.......        2.05%        2.29%         2.40%      2.32%      2.01%
Nonperforming assets to total assets,
  end of period..............................        0.90         0.41          0.46       0.78       0.89
Return on assets (ratio of net income to
  average total assets)......................        0.49(4)      0.28(3)       0.61       0.54       0.16
Return on equity (ratio of net income to
  average stockholders' equity)..............        9.93(4)      5.85(3)      12.86      11.11       3.55
Equity-to-assets ratio (ratio of average
  stockholders' equity to average total
  assets)....................................        4.97         4.80          4.75       4.84       4.64
Cash dividends per share of common stock.....      $ 0.56       $ 0.43        $ 0.31     $ 0.21     $ 0.20
Dividends on common stock payout ratio
  (dividends paid per share of common stock
  divided by primary net income per share)...       55.45%(4)    58.81%(3)     18.72%     18.63%     90.41%
Book value per share, end of year............      $10.60       $ 9.79        $ 9.18     $ 9.29     $ 8.67

(1) During December, 1993, Roosevelt adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on a prospective basis. As a result, Roosevelt recorded a $6.5 million charge, net of applicable income taxes, as a cumulative effect of a change in accounting principle to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. See Note 2 of the Notes to Consolidated Financial Statements.

(2) During 1991, Roosevelt changed its method of amortizing cost in excess of fair value of net assets acquired. Prior to 1991, Roosevelt amortized the cost in excess of fair value of net assets acquired (goodwill) on a straight line basis over a 15 year life. On January 1, 1991, Roosevelt adopted the provisions of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions" (SFAS 72) and amortizes goodwill over the life of the long-term interest-bearing assets acquired. Such adoption was allowed as a result of the Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 89-19 which permitted retroactive application for purchase business combinations that occurred prior to the issuance of SFAS 72. Roosevelt recorded a $16.3 million cumulative effect of a change in accounting principle in 1991.

(3) Includes a $57.3 million net expense (net of income tax benefit) of merger-related expenses as a result of the acquisition of Farm & Home. Such merger-related expenses included $11.4 million in provision for losses on loans, $38.4 million of net loss from financial instruments, $3.7 million in provision for real estate losses, $6.3 million in compensation and employee benefits, occupancy expense of $5.9 million, transaction related fees of $7.0 million, and $1.8 million of other expenses. This amount was reduced by the income tax effect of $25.0 million. An extraordinary item totaling $7.8 million was recorded related to the early extinguishment of debt. Not including such charges for 1994, the ratio of net interest income to general and administrative expense would have been 2.08x, return on assets would have been 0.96%, return on equity would have been 20.01%, and the dividend on common stock payout ratio would have been 18.40%.

(4) Excluding the impact of the impairment charge related to certain mortgage-backed securities of $27.1 million, the recognition of futures losses of $34.8 million and merger-related expenses of $1.6 million, the ratio of net interest income to general and administrative expense would have been 2.10x, return on assets would have been 0.95%, return on equity would have been 18.96% and the dividend on common stock payout ratio would have been 27.59%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report.

The Company's consolidated financial statements have been significantly impacted by its acquisition activity, particularly in 1994 and 1993. In 1995, the Company completed two additional acquisitions which did not have a significant impact on the 1995 consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements and "Business -Acquisitions" for further discussion.

RESULTS OF OPERATIONS

Roosevelt's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest earning assets (loans, mortgage-backed securities and investment securities) and the interest expense paid on its interest bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for losses on loans, noninterest income and noninterest expense. Each of these factors is significantly affected not only by Roosevelt's policies, but, to varying degrees, by general economic and competitive conditions and by policies of Federal regulatory authorities.

Roosevelt reported net income of $45.1 million for 1995 compared with $23.7 million for 1994 and $44.9 million for 1993. Net income on a fully diluted per share basis was $0.99 for 1995 compared with $.48 for 1994 and $1.11 for 1993. Net income for 1995 was negatively impacted by a charge to earnings of $27.1 million ($17.8 million, net of income taxes) for unrealized losses on the impairment of mortgage-backed securities and by the recognition of losses on financial futures which totaled $34.8 million ($22.1 million, net of income taxes).

Net income for 1994 was impacted by merger expenses related to the acquisition of Farm & Home Financial Corporation (Farm & Home). The components of the merger related expenses (in millions) are as follows:

       Provision for losses on loans...........             $11.4
       Net loss from financial instruments.....              38.4
       Provision for real estate losses........               3.7
       Compensation and employee benefits......               6.3
       Occupancy...............................               5.9
       Transaction related fees................               7.0
       Other...................................               1.8
                                                            -----
        Income before income tax expense
         and extraordinary item................              74.5
       Income tax expense......................              25.0
                                                            -----
        Income before extraordinary item.......              49.5
       Extraordinary item (net of tax effect)..               7.8
                                                            -----
        Total..................................             $57.3
                                                            =====

In connection with the acquisition of Farm & Home and a review of the combined loan portfolio, including the increased concentration of loans in various geographic areas, and after discussion with the OTS regarding the level of the allowance for loan losses as compared to a new peer group as a result of the dramatic increase in size, management recorded an $11.4 million addition to the allowance. Net loss from financial instruments totaled $38.4 million and included $25.6 million in loss from the sale of Farm & Home fixed-rate mortgage-backed securities that did not meet Roosevelt's asset/liability management objectives. In addition, $8.9 million of the loss on financial instruments resulted from the cancellation of interest rate exchange agreements of Farm & Home. As a result of Roosevelt's desire to accelerate the disposition of Farm & Home's real estate owned portfolio, Roosevelt increased its estimate of reserves required to record its real estate owned portfolio at its estimated fair value which resulted in the additional $3.7 million provision. Compensation and employee benefits expense totaling $6.3 million related to the severance benefits for the Farm & Home executives and the Missouri and Texas employees whose employment did not continue with the combined entity after June 30, 1994. Occupancy expense totaled $5.9 million and was comprised of losses on the termination of 11 facility leases, including the write-off of leasehold improvements associated with the leases, and anticipated losses on the sale of two closed branch facilities. Transaction related fees totaled $7.0 million and included advisory, legal, and accounting fees. Other expenses totaled $1.8 million and related to other miscellaneous costs such as printing, travel and lodging. The extraordinary item related to early extinguishment of debt and totaled $7.8 million, net of applicable income taxes. Roosevelt recorded a $4.6 million loss due to the retirement of $60.9 million of 10.125% mortgage-backed bonds. A loss of $2.6 million was recorded as a result of the redemption of Farm & Home's 13.0% debentures. Additionally, a loss of $637,000 was recorded as a result of the prepayment of $101.0 million of Federal Home Loan Bank (FHLB) of Des Moines advances.

Net income for 1993 was impacted by $27.1 million of additional amortization of purchased mortgage servicing rights as a result of significant loan prepayments during the period.



NET INTEREST INCOME
Net interest income of $180.9 million for 1995 was down 2.6% from $185.8 million for 1994. The decrease in net interest income was primarily the result of the average interest rates paid on interest bearing liabilities increasing more than the average interest rates earned on interest earning assets. The average rate earned on interest earning assets increased 76 basis points from 6.58% for 1994 to 7.34% for 1995. The average rate paid on interest bearing liabilities increased 107 basis points from 4.41% for 1994 to 5.48% for 1995. The effective net interest rate spread decreased 24 basis points from 2.29% for 1994 to 2.05% for 1995, primarily as a result of severe retail deposit pricing pressure (unrelated to the outright level of interest rates) in the Company's market areas during 1995. The decrease in net interest income due to the decreasing average spread was partially offset by a growth in interest earning assets and interest bearing liabilities. The average balance of interest earning assets and interest bearing liabilities increased 8.8% and 8.1%, respectively, during 1995 as compared to 1994.

Net interest income of $185.8 million for 1994 was up 12.3% from $165.5 million for 1993. Most of the growth in net interest income was the result of internal growth in 1994 and the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Federal). The average balance of interest-earning assets and interest-bearing liabilities increased 17.7% and 17.6%, respectively, during 1994 as compared to 1993. The effective net interest rate spread decreased 11 basis points from 2.40% for 1993 to 2.29% for 1994, primarily as a result of the narrower effective spread earned on the Company's asset growth in 1994 compared to 1993.

The following table presents Roosevelt's average consolidated balance sheets and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.

                                                                        Year Ending December 31,
                                    -----------------------------------------------------------------------------------------------
                                                  1995                            1994                            1993
                                    -------------------------------  ------------------------------  ------------------------------
                                     Interest   Interest  Interest
                                     Average    Income/    Average    Average    Income/   Average    Average    Income/   Average
                                     Balance    Expense    Rate  %    Balance    Expense   Rate  %    Balance    Expense   Rate  %
                                    ----------  --------  ---------  ----------  --------  --------  ----------  --------  --------
                                                                          (dollars in millions)
Assets
 Cash equivalents.................   $    18.2   $   1.0      5.49%   $    62.8   $   2.4     3.82%   $   143.4   $   4.6     3.21%
 Securities held for trading......          --        --        --        120.6       6.5     5.39        389.6      19.5     5.01
 Securities available for sale (1)     1,815.2     134.9      7.44      2,035.1     138.0     6.78        716.4      47.1     6.57
Securities held to maturity.......     3,683.1     259.3      7.04      2,939.5     179.1     6.09      2,964.1     205.7     6.94
Securities purchased under
 agreement to resell..............          --        --        --         21.7       0.9     4.15         57.5       2.1     3.65
Loans (2) (3).....................     3,301.8     252.1      7.64      2,922.9     206.5     7.06      2,611.6     207.9     7.96
                                       -------     -----                -------     -----               -------     -----
    Total interest-earning assets.     8,818.3   $ 647.3      7.34%     8,102.6   $ 533.4     6.58%     6,882.6   $ 486.9     7.08%
                                                   -----      ----                  -----    -----
Other assets......................       327.2                            322.2                           464.5
                                       -------                          -------                         -------
                                     $ 9,145.5                        $ 8,424.8                       $ 7,347.1
                                       =======                          =======                         =======
Liabilities
 Deposits:
  NOW and money market accounts
   (4)............................   $   835.8   $  24.5      2.93%   $ 1,049.2   $  25.3     2.41%   $   925.5   $  23.7     2.56%
  Passbook savings deposits.......       350.5       8.1      2.31        411.2       9.8     2.38        326.4       8.6     2.63
  Time deposits (4)...............     3,615.7     210.3      5.82      3,552.6     173.6     4.89      3,277.6     192.2     5.86
                                       -------     -----                -------     -----               -------     -----
                                       4,802.0     242.9      5.06      5,013.0     208.7     4.16      4,529.5     224.5     4.96
 Borrowings:
  Securities sold under
   agreements to repurchase.......     1,426.1      84.5      5.93      1,193.7      53.3     4.47      1,277.5      47.8     3.74
  Advances from FHLB..............     2,236.9     134.1      5.99      1,579.1      75.8     4.80        706.9      29.4     4.16
   Other borrowings...............        47.4       4.9     10.34         90.5       9.8    10.83        185.0      19.7    10.65
                                       -------     -----                -------     -----               -------     -----
    Total interest-bearing
     liabilities..................     8,512.4     466.4      5.48      7,876.3     347.6     4.41      6,698.9     321.4     4.80
                                                  ------   -------                 ------  -------                 ------    -----
 Other liabilities                       178.9                            143.8                           299.3
                                       -------                          -------                         -------
                                       8,691.3                          8,020.1                         6,998.2
Stockholders' equity..............       454.2                            404.7                           348.9
                                       -------                          -------                         -------
  Total liabilities and
   stockholders' equity...........   $ 9,145.5                        $ 8,424.8                       $ 7,347.1
                                       =======                          =======                         =======
Net interest income...............               $ 180.9                          $ 185.8                         $ 165.5
                                                   =====                            =====                           =====
Interest rate spread (5)..........                            1.86%                           2.17%                           2.28%
                                                             =====                           =====                           =====
Effective net spread (6)..........                            2.05%                           2.29%                           2.40%
                                                             =====                           =====                           =====

(1) The securities available for sale are included in the following table at historical cost with the corresponding average rate calculated based upon historical balances.
(2) Average balances include non accrual loans. Interest on such loans is included in interest income upon receipt.
(3)  Interest includes amortization of deferred loan fees.
(4)  Includes the effect of interest rate exchange agreements.
(5) Equals average rate earned on all assets minus average rate paid on all liabilities.
(6) Net interest income divided by average balance of all interest earning assets.

At December 31, 1995, the weighted average yield on interest-earning assets was 7.53% and the weighted average cost on interest-bearing liabilities was 5.62%.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between changes related to volume and those due to changes in interest rates. For each category of interest income and interest expense, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior year rate) and (ii) changes in rate (i.e., changes in rate multiplied by prior year volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the change due to rate.

                                                                          YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                          1995 V. 1994                                 1994 V. 1993
                                             ---------------------------------------     ---------------------------------------
                                                      INCREASE                                    INCREASE
                                                     (DECREASE)            TOTAL                 (DECREASE)            TOTAL
                                                       DUE TO             INCREASE                 DUE TO             INCREASE
                                             ------------------------                    ------------------------
                                               VOLUME         RATE       (DECREASE)        VOLUME         RATE       (DECREASE)
                                             ----------    ----------   ------------     ----------    ----------   ------------
                                                                               (IN THOUSANDS)
Interest income:
 Loans...................................     $  26,763    $   18,841     $   45,604      $  24,776    $  (26,150)    $  (1,374)
 Securities held for trading.............        (6,460)           --         (6,460)       (13,477)          415       (13,062)
 Securities available for sale...........       (15,584)       12,534         (3,050)        91,149          (208)       90,941
 Securities held to maturity.............        45,560        34,534         80,094         (1,150)      (25,388)      (26,538)
 Securities purchased under
  agreements to resell...................          (887)           --           (887)        (1,325)           85        (1,240)
 Other earning assets....................        (1,792)          439         (1,353)        (5,491)        3,192        (2,299)
                                                 ------          ----         ------         ------        ------        ------
   Total interest income.................     $  47,600    $   66,348     $  113,948      $  94,482    $  (48,054)    $  46,428
                                                 ------        ------        -------        -------       -------        ------
Interest expense:
 Deposits................................     $  (8,427)   $   42,073     $   33,646      $  20,561    $  (12,976)    $   7,585
 Securities sold under
  agreements to repurchase...............        10,378        20,876         31,254         (3,137)        8,654         5,517
 Advances from
  Federal Home Loan Bank.................        31,582        26,685         58,267         36,335        10,019        46,354
 Other borrowings........................        (4,602)         (326)        (4,928)        (9,694)         (173)       (9,867)
 Interest rate exchange agreements.......        (1,015)        1,635            620         (6,026)      (17,479)      (23,505)
                                                 ------         -----         ------        -------       -------       -------
   Total interest expense................        27,916        90,943        118,859         38,039       (11,955)       26,084
                                                 ------        ------        -------        -------       -------       -------
Change in net interest income............     $  19,684    $  (24,595)    $   (4,911)     $  56,443    $  (36,099)    $  20,344
                                                 ======       =======         ======        =======       =======       =======

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans charged to earnings is based upon management's judgement of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses. As part of the process for determining the adequacy of the allowance for loan losses, management performs quarterly detailed reviews to identify risks inherent in the loan portfolio and to assess the overall quality of the portfolio as well as to determine the amounts of allowances and provisions to be reported.

The provision for loan losses was $1.2 million for 1995, $12.4 million for 1994 and $706,000 for 1993. During the three month period ended June 30, 1994,Roosevelt recorded an $11.7 million increase in the provision for losses on loans. After combining the Roosevelt, Farm & Home and Home Federal loan portfolios which resulted in a combined portfolio approximately five times the size of Roosevelt's March 31, 1994 portfolio (approximately $650 million to $3.0 billion), management determined it was necessary to substantially increase the allowance for loan losses to achieve higher and more conservative coverage levels. Factors considered by management in determining the necessity and amount of the provision necessary to bring the overall allowance to the desired level were i) the need to conform Farm & Home's coverage ratio (ratio of allowance for loan losses to total gross loans) of .24% at December 31, 1993 to that of Roosevelt's which was .61% at the comparable date, ii) the previously discussed five fold increase in the size of the overall loan portfolio coupled with the fact that, at the time, Roosevelt management had no previous track record of managing a portfolio that size and iii) the Farm & Home and Home Federal mergers effectively doubled the overall size of the entity resulting in Roosevelt moving up to a new peer group whose average allowance for loan losses as a percentage of total loans far exceeded the allowances of the unadjusted combined entity. Also, since just prior to the merger, both Farm & Home and Roosevelt had recently been through examinations by the OTS, Roosevelt initiated conversations with the OTS to obtain their concurrence with the planned addition to the allowance for loan losses. Such concurrence was received and the resulting $11.4 million provision was recorded.

The provision for 1995 of 1.2 million reflects a more normalized level of provision compared to the large 1994 provision discussed above. The 1995 provision reflects the Company's strong level of reserves and overall strong asset quality. See the caption entitled "Asset Quality" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NONINTEREST INCOME (LOSS)
Noninterest income (loss) was $(26.3) million for 1995 as compared to $(11.2) million for 1994 and $14.3 million for 1993. The following is a discussion of the major components of noninterest income (loss):

Retail Banking Fees - Retail banking fees are comprised of service charges related to deposit accounts (principally returned checks and ATM fees); fees for money orders, travelers checks, etc. and fees related to the telephone bill paying service offered to the Bank's depositors. Retail banking fees increased $2.0 million, or 23.0% from $8.7 million for 1994 to $10.7 million for 1995 as a result of increases in fees for returned checks and ATM usage driven primarily by an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased $2.4 million, or 38.7% from $6.3 million for 1993 to $8.7 million for 1994. Approximately $2.0 million of this increase is the result of deposit acquisitions which were integrated in the later part of 1993 and the acquisition of Home Federal in April 1994. The remaining increase of approximately $400,000 is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.

Insurance and Brokerage Sales Commissions - The Bank offers a broad range of insurance and investment products, including tax deferred annuities, to the general public and its customers through its wholly owned subsidiary, Roosevelt Financial Services, Inc. Insurance and brokerage sales commissions increased $968,000, or 14.8% from $6.5 million in 1994 to $7.5 million for 1995. This followed an increase of $801,000, or 14.0% from $5.7 million for 1993 to $6.5 million for 1994. The positive trend in insurance and brokerage sales commissions is primarily the result of an increase in the sales volume of commission generating products, principally annuities, as the Bank successfully increases its penetration of its existing customer base as well as attracts new customers.

Loan Servicing Fees (Expenses), Net - Loan servicing fees, which primarily consists of loan servicing revenue, net of the amortization of purchased mortgage servicing rights, increased $1.5 million, or 21.1% from $7.4 million for 1994 to $8.9 million for 1995. This increase is primarily due to a gain of $1.5 million in 1995 from the sale of $3.3 million book value of purchased mortgage servicing rights (underlying mortgage loans had an unpaid principal balance of approximately $471.0 million). Included in loan servicing fees for 1994 are gains from the sale of loans held for sale of $666,000. The amortization of purchased mortgage servicing rights totaled $4.2 million and $5.6 million for 1995 and 1994, respectively. During 1995, the balance of mortgage loans serviced by Roosevelt for others decreased from approximately $2.8 billion at December 31, 1994 to $2.0 billion at December 31, 1995. This decrease resulted from the normal amortization of the principal balance of mortgage loans outstanding and the sale of purchased mortgage servicing rights discussed previously. Mortgage servicing operations continue to be an important component of Roosevelt's operations and are expected to result in increasing loan servicing fees in the future as a result of the planned acquisition in early 1996 of several packages of mortgage servicing rights which will add approximately $2.7 billion of mortgage loans to Roosevelt's servicing portfolio.

Loan servicing fees increased to $7.4 million for 1994 from an expense of $11.1 million in 1993. The loan servicing expense for 1993 resulted from amortization of purchased mortgage servicing rights totaling $36.2 million due to significant prepayments of the mortgage loans being serviced. Loan servicing fees included a gain from loans held for sale of $7.3 million for 1993.

Net Gain (Loss) from Financial Instruments - In the conduct of its business operations, Roosevelt has determined the need to sell or terminate certain assets, liabilities or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect such transactions will have on the future volatility of the Company's net market value. Consequently, in pursuing such sale or termination activities, Roosevelt does not seek net gains in a reporting period to the detriment of earnings in future periods. Following is a discussion of the assets, liabilities and off-balance sheet items that were sold and/ or terminated during 1995, 1994 and 1993.

Net gain (loss) from financial instruments is as follows:

                                                               Year Ended December 31,
                                              ---------------------------------------------------------
                                                  1995                    1994                 1993
                                              -----------             -----------           -----------
                                                                     (in thousands)
Mortgage-backed securities held to maturity....  $     --                 $   (231)            $  (663)
Investment securities held to maturity.........        --                      209                  --
Mortgage-backed securities held for trading....        --                   (4,545)              2,668
Mortgage-backed securities available for sale..    16,547                  (17,160)             14,659
Investment securities available for sale.......        --                     (115)                 60
Cancellation cost of interest rate
   exchange agreements.........................        --                   (8,910)             (4,496)
Options expense................................   (11,079)                  (8,368)             (1,582)
                                                  -------                  -------              ------
                                                 $  5,468                 $(39,120)            $10,646
                                                  =======                  =======              ======

The principal reasons for the net change of approximately $44.6 million between 1995 and 1994 are discussed below. In conjunction with the Company's acquisition of Farm and Home in 1994, certain fixed-rate mortgage-backed securities available for sale were sold at a net loss of $25.6 million. During 1995, the Company sold certain of its adjustable- and fixed-rate mortgage-backed securities and recognized a net gain of $16.5 million on these sales by taking advantage of option adjusted spread differentials existing in the market place at the dates of the respective sales. The principal reasons for the net change of approximately $49.8 million between 1994 and 1993 are discussed below. 1994 included a net loss of $25.6 million related to portfolio restructuring in conjunction with the Company's acquisition of Farm & Home as discussed earlier. During 1993, like 1995, the Company took advantage of the then existing option adjusted spread differentials to recognize approximately $14.7 million in net gains from sales from its mortgage-backed securities available for sale portfolio.

Recognition of Financial Futures Losses - In accordance with the Company's accounting policy for financial futures contracts discussed in Note 1, the Company recognized a $34.8 million loss on such contracts during 1995. The loss was recognized as the Company does not expect to be able to continue to consistently achieve high correlation as measured using the " cumulative dollar approach " which has become the accepted accounting practice since Statement of Financial Accounting Standards No. 80, " Accounting for Futures Contracts," does not define how correlation is to be measured. The Company believes that the futures contracts have accomplished their economic risk management objective of substantially mitigating the interest rate risk of owning mortgage-backed securities as evidenced by the relatively insignificant size of the Company's SFAS 115 stockholders' equity component. This charge had no impact upon total stockholders' equity since both the futures contracts and the related mortgage-backed securities have been marked to market through stockholders' equity at each reporting period as required by SFAS 115. Subsequent to year end, the Company closed out all of its futures positions and maintained its interest rate risk management position by principally redesignating existing liability interest rate exchange agreements to the available for sale portfolio.

Unrealized Losses on Impairment of Mortgage-backed Securities - The Company purchased ownership interests in ten pools of privately issued adjustable-rate mortgage-backed securities issued in 1989 through 1991 by Guardian Savings and Loan Association ("Guardian"). All of such Guardian pools in which the Company purchased and currently holds an ownership interest were rated AA or AAA by Standard & Poors and Aa2 or Aaa by Moodys, at the date of issuance of the securities.

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

Guardian was placed in conservatorship on June 21, 1991 by the Office of Thrift Supervision, which appointed the Resolution Trust Corporation (RTC) as conservator. Subsequent to the conservatorship, the RTC replaced Guardian as the servicer for the loans underlying the securities. Effective November 1994, Bank of America assumed servicing responsibilities from the RTC. Guardian was a niche player in the California mortgage market whose lending decisions relied more on the value of the mortgaged property and the borrower's equity in the property and less on the borrower's income and credit standing. All collateral underlying the Guardian Securities have the following loan pool characteristics:

     . First lien, 30-year, six-month adjustable-rate loans tied to either the cost of funds index, one-year constant maturity treasury rate, or LIBOR.

     . 100% of the loans were originated in California.

     . The weighted average loan-to-value ratio at origination was approximately
       66%.

Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure (REO). This has resulted in rating agency downgrades, principally in April and May, 1994 and again in July and September, 1995 to the current ratings reflected in the tables on page 44 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

At December 31, 1994 and March 31, 1995, the Guardian securities owned by the Company were performing according to their contractual terms, and all realized losses from the disposition of REO were being absorbed by the subordinate classes (or in the case of Pool 1990-7 at March 31, 1995, by unamortized purchase discounts). However, to the extent that subsequent to March 31, 1995, the pools continue to realize losses on the disposition of REO at levels comparable to the then current rate, the remaining balances of the subordinate classes may not be adequate to protect the Company from incurring some credit losses on certain of its ten pools. As a result of this deterioration and the continuing receipt of subsequent information, the Company has determined that the underlying investments represented by seven pools in which, subsequent to March 31, 1995, the subordination protection has been either totally eliminated or has become potentially inadequate should be considered "other than temporarily" impaired under the provisions of Statement of Financial Accounting Standards No. 115. As a result of this determination, the Company recorded a $22.0 million pre-tax write-down ($14.4 million after tax or approximately $0.32 per share) for the three months ended March 31, 1995 to reflect the impairment of these seven pools. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the Guardian Securities.

In addition to the Guardian Securities discussed above, the Company has an investment of approximately $6.0 million at March 31, 1995 after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 (Lehman 91-4), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company has recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at March 31, 1995.

Management believes that these write-downs are adequate based upon its evaluation.

As reflected in the following table, the Company's remaining investment at December 31, 1995 in the Guardian Securities is approximately $70.8 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                                     (in millions)
     Investment in Guardian Securities, March 31, 1995...........................       $ 118.9

     Purchase of remaining senior position of Pool 1990-9........................            .6
     Net principal payments received.............................................         (15.1)
     Desecuritization of Guardian Pool 1990-9 (see discussion below).............         (33.6)
                                                                                          -----

     Investment in Guardian Securities, December 31, 1995........................       $  70.8
                                                                                          =====

Subsequent to March 31, 1995, the date of the impairment charge, through December 31, 1995 the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

     . During the quarter ended June 30, 1995, the Company completed its planned desecuritization of Guardian Pool 1990-9 and has assumed servicing of the underlying whole loans and REO properties received through the desecuritization. As a result of this process, $1.1 million representing principal, interest and servicing related funds advanced by previous servicers to certificate holders on properties which were in REO at the time of the desecuritization was reimbursed to the servicer, $28.8 million was transferred to mortgage loans and $2.7 million (net of $4.9 million of charge-offs discussed below) was transferred to residential REO. REO properties and properties in foreclosure were written down $4.9 million to their estimated fair values by charges to existing unallocated REO reserves ($1.4 million) and loan loss reserves ($1.8 million) and to existing unamortized purchase discounts ($1.7 million).

     . As expected, there were several additional rating agency downgrades, principally related to those Guardian pools that are no longer protected by remaining credit enhancement and which had been determined to be other than temporarily impaired and written down to estimated fair value by the Company during the quarter ended March 31, 1995.

     . As expected, based on the low levels remaining at March 31, 1995, the subordination protection related to Guardian Pools 1990-2, 1990-4 and 1990-5 was fully absorbed.

     . The remaining four pools (Guardian 89-11, 90-1, 90-8 and Lehman 91-4), determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continue to perform according to their contractual terms and are protected by remaining subordination ranging from 3.79% to 11.66% of the remaining unpaid principal balances of the pools. Such remaining subordination percentages compare to original subordination percentages ranging from 8.50% to 23.00%.

     . The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 14.32% and 22.53%, respectively. These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

     . In excess of $15.0 million in net principal payments have been received since March 31, 1995.

Accordingly, at December 31, 1995, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information at December 31, 1995 relating to Roosevelt's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.

             POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
             ------------------------------------------------------
                               December 31, 1995
                             (dollars in thousands)

                                             Subordination As a             Regarding Roosevelt's Interests      Percent of Pools
                                                                         ------------------------------------
Pool     Issue             Rating          Percent of Pool Balance       Original Par   Remaining   Remaining   Current or Less Than
                 ------------------------- -----------------------
Number   Date    Agency  At Issue  Current    At Issue  Current            At Issue        Par      Investment   90 Days Delinquent
- ------   ----    ------  --------  -------    --------  -------            --------        ---      ----------   ------------------
GUARDIAN POOLS
- --------------
89-11  11/30/89  S & P       AA      CCC        8.50%    11.66%             $33,750      $ 8,494      $ 6,547           76%
                 Moody       Aa2     B1

90-1   1/30/90   S & P       AA      CC         8.50%     3.79%               3,000          828          622           73%
                 Moody       Aa2     B3

90-2   2/27/90   S & P       AA      D          8.50%       --               27,500        7,175        5,059           73%
                 Moody       Aa2     Caa

90-4   4/30/90   S & P       AA      D          8.75%       --               46,428       14,133       10,459           68%
                 Moody       Aa2     Caa

90-5   5/31/90   S & P       AA      D          8.75%       --               45,000       15,174       11,892           74%
                 Moody       Aa2     Caa

90-7   7/25/90   S & P       AA      D          8.75%       --               68,025       22,035       16,018           71%
                 Moody       Aa2     Caa

90-8   9/21/90   S & P       AAA     CCC       14.00%     9.86%              15,000        5,091        3,924           68%
                                                                             ------        -----        -----
                 Moody       Aaa     B3

Total Guardian                                                             $238,703      $72,930      $54,521
                                                                           ========      =======      =======

LEHMAN POOL
- -----------

91-4   7/30/91      S & P    AA      CCC       23.00%     3.44%             $14,000      $10,404      $ 5,548           76%
                                                                            =======      =======      =======
                    Moody    Aa3     Caa

   GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT
   ------------------------------------------------------------------------
                                  ENHANCEMENT
                                  -----------
                               December 31, 1995
                            (dollars in thousands)

                                               Subordination As a           Regarding Roosevelt's Interests      Percent of Pools
                                                                          ----------------------------------
Pool     Issue            Rating            Percent of Pool Balance       Original     Remaining   Remaining   Current or Less Than
                 -------------------------  -----------------------
Number   Date    Agency  At Issue  Current    At Issue  Current           At Issue        Par      Investment   90 Days Delinquent
- ------   ----    ------  --------  -------    --------  -------           --------        ---      ----------   ------------------
89-10  10/27/89  S & P      AA       BBB        8.50%    14.32%            $ 9,000     $ 1,765       $ 1,784           71%
                 Moody      Aa2      Ba3

91-2   3/28/91   S & P      AA       BBB       17.00%    22.53%             39,831      14,527       $14,526           71%
                                                                            ------      ------       -------
                 Moody      Aaa      Baa3

Totals                                                                     $48,831     $16,292       $16,310
                                                                           =======     =======       =======

NONINTEREST EXPENSE
General and Administrative - General and administrative expense decreased $23.3 million, or 21.0% to $87.7 million for 1995 as compared to $111.0 million for 1994. The major reasons for the decrease in 1995 are due to 1994 including $19.8 million of merger-related costs and the fact that 1995 general and administrative expense was also positively impacted by efficiencies totaling $6.3 million realized as a result of the Farm & Home merger. The merger expenses related primarily to $5.2 million in severance expense (included in "Compensation and employee benefits"), $5.3 million in costs to dispose of excess facilities incident to the acquisition of Farm & Home (included in "Occupancy") and $9.3 million of transaction costs (included in "Other").

General and administrative expense increased $19.9 million, or 21.8% to $111.0 million for 1994 as compared to $91.1 million for 1993. As discussed previously, 1994 was negatively impacted by $19.8 million of merger related expenses a result of the acquisition of Farm & Home. The increase in expenses during 1994 due to the increased volume of savings transactions which were integrated during late 1993 and in the Home Federal acquisition were offset by efficiencies achieved as a result of cost savings subsequent to the acquisition of Farm & Home.

Provision for Real Estate Losses - Provisions for real estate losses totaled $4.6 million and $4.2 million for 1994 and 1993, respectively. During 1994, in connection with the acquisition of Farm & Home, a provision of $3.7 million was established. This provision represented a 25% reduction in net carrying value of REO to accommodate a change in strategy whereby Roosevelt would accelerate the disposition of Farm & Home's real estate portfolio. Additionally, during 1994, a $839,000 provision was recorded related to six non-residential real estate properties. The 1993 provision for real estate losses includes $2.8 million recorded for specific losses on 11 non-residential properties located in Texas and $1.4 million to increase the general valuation allowance on certain real estate owned.

Litigation Settlements - During 1993, a $3.3 million charge was recorded related to the execution of a settlement agreement of a lawsuit originally filed against Farm & Home in 1989. Roosevelt, under the name of Farm & Home, reached a settlement agreement with its insurance carriers regarding insurance coverage for various claims and lawsuits arising from participation in the development of the Southbend Subdivision. See Item 3. "Legal Proceedings".

INCOME TAXES
Income taxes include Federal income taxes and applicable state income taxes. Roosevelt's effective tax rates were 31.4%, 32.3% and 33.7% for 1995, 1994 and 1993, respectively. The principal reasons for the Company's effective tax rate being below the statutory rate for each year are the resolution of Federal tax issues after completion of examinations by the Internal Revenue Service.

EXTRAORDINARY ITEMS
Roosevelt recorded losses on extraordinary items of $7.8 million and $1.9 million, net of income taxes, for 1994 and 1993, respectively. The $7.8 million loss for 1994 was the result of three transactions. First, Roosevelt recorded a loss totaling $4.6 million relating to the retirement of the 10.125% mortgage-backed bonds. Second, Roosevelt recorded a loss totaling $2.6 million relating to the retirement of the 13.0% subordinated debentures previously issued by Farm & Home. Third, Roosevelt recorded a loss totaling $637,000 relating to the prepayment of advances from FHLB of Des Moines originally entered into by Farm & Home.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
Farm & Home adopted the provisions of SFAS 115 on January 1, 1994. Such adoption by Farm & Home resulted in a pretax charge to operations of $9.8 million to reflect the other than temporary impairment of certain interest-only stripped mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. As Roosevelt had adopted SFAS 115 at December 31, 1993, the $6.5 million net of tax charge by Farm & Home was recorded as a cumulative effect of a change in accounting principle, and reflected in the consolidated statement of operations of Roosevelt for 1993.

FINANCIAL CONDITION

Total assets increased $581.2 million or 6.9% to $9.0 billion at December 31,1995 from $8.4 billion at December 31,1994. The major source of such increase was loans which increased $505.7 million. During 1995, the Company focused on increasing loans by originating approximately $688.6 million and purchasing $321.1 million in loans. Acquisitions during 1995 also added approximately $150.3 million in loans. These increases were offset by principal repayments totaling $699.3 million. The originations and purchases during 1995 were primarily adjustable-rate loans. Securities available for sale decreased $159.2 million due to sales and principal repayments of such securities exceeding purchases. Securities held to maturity increased

$274.1 million during 1995 as the Company was able to grow this portfolio and achieve desirable yields on such growth. Purchases in this portfolio were also primarily adjustable-rate securities.

Total liabilities increased $525.9 million or 6.6% to $8.5 billion at December 31, 1995 from $8.0 billion at December 31, 1994. Deposits increased $8.1 million during 1995. Deposits acquired through acquisitions during 1995 totaling $182.6 million and interest credited totaling $172.8 million were almost totally offset by net withdrawals of $346.6 million. The principal reasons for the net withdrawals were Roosevelt's strategy of conservatively pricing most deposits to better control Roosevelt's cost of funds and a general trend in the industry of deposit outflows caused by depositors seeking improved yields in a relatively low interest rate environment. Securities sold under agreements to repurchase decreased $125.3 million during 1995 as a result of the Company being able to obtain lower funding costs from FHLB advances which increased $669.2 million during 1995. Such increase funded the asset growth of the Company during 1995.

ASSET QUALITY
Maintaining a low level of nonperforming assets is critical to the success of a financial institution. As the percentage of assets that are classified as nonperforming assets changes, so do expectations regarding interest income, potential provisions for losses and operating expenses incurred to manage and resolve these assets.

The following table sets forth the amounts and categories of nonperforming assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 74% of the unpaid principal balances at December 31, 1995) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 71% at December 31, 1995) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

                                                                      DECEMBER 31,
                                                                      ------------
                                             1995           1994            1993              1992           1991
                                             ----           ----            ----              ----           ----
                                                                      (dollars in thousands)
Nonperforming Assets
Nonaccruing loans:
  Residential...........................   $ 7,895        $ 5,666       $ 9,524            $ 12,249       $ 13,006
  Commercial real estate................     1,415          1,626           985               7,988          2,471
  Consumer..............................       193            269           217                 217            278
                                            ------         ------        ------              ------         ------
      Total.............................     9,503          7,561        10,726              20,454         15,755
                                            ------         ------        ------              ------         ------
Accruing loans delinquent more
  than 90 days:
  Residential...........................    10,500          4,598         4,056               2,110          2,115
  Commercial real estate................        --            482            --                  --             --
  Consumer..............................        --             --            --                   4             14
  Land..................................        --             --           360                 394            141
                                            ------         ------        ------              ------         ------
      Total.............................    10,500          5,080         4,416               2,508          2,270
                                            ------         ------        ------              ------         ------
Troubled-debt restructurings:
  Commercial real estate................       661          2,757         2,127               1,363          1,288
                                            ------         ------        ------              ------         ------
Foreclosed/Repossessed assets:
  Residential...........................     5,340          2,703         1,373               2,049          4,690
  Commercial real estate................    11,483         16,085        15,998              20,500         26,320
  Consumer..............................        11             --            --                  16             43
                                            ------         ------        ------              ------         ------
      Total.............................    16,834         18,788        17,371              22,565         31,053
                                            ------         ------        ------              ------         ------
      Total nonperforming
        loans and REO...................    37,498         34,186        34,640              46,890         50,366
      Total nonperforming loans
       and REO as a percentage
        of total assets.................       .42%           .41%          .46%                .78%           .89%
                                            ======         ======        ======              ======         ======
Other than temporarily impaired
 mortgage-backed securities with
 approximately 71% of the underlying
 loans either current or less
 than 90 days delinquent................    43,429             --            --                  --             --
                                            ------         ------        ------              ------         ------
Total "nonperforming assets"............   $80,927        $34,186       $34,640            $ 46,890       $ 50,366
                                            ======         ======        ======              ======         ======
Total "nonperforming assets"
 as a percentage of total assets........       .90%           .41%          .46%                .78%           .89%
                                            ======         ======        ======              ======         ======

Nonperforming assets have increased $46.7 million to $80.9 million at December 31, 1995 as compared to $34.2 millon at December 31, 1994. The overall increase in non-performing assets is due primarily to the inclusion in the table of $43.4 million of "other than temporarily impaired" private issuer mortgage-backed securities where the Company's credit enhancement has been fully absorbed. Non-accruing residential loans increased $1.4 million, accruing residential loans delinquent more than 90 days increased $3.3 million and foreclosed residential real estate assets increased $589,000 as a result of the desecuritization (and related transfer of servicing of the underlying collateral) of a private issuer mortgage-backed security pool completed in the quarter ended June 30, 1995. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Results of Operations" for further details. In addition to the impact of the desecuritization of the private issuer mortgage-backed security pool, non-accruing residential loans, accruing residential loans delinquent more than 90 days and residential foreclosed assets increased $801,000, $2.6 million and $2.0 million, respectively during 1995. Such increases are due primarily to a larger loan portfolio and are not considered trends in the loan portfolio. Commercial real estate troubled debt restructurings decreased $2.1 million as a result of the repayment of the outstanding principal on a loan secured by a nursing home. Commercial real estate foreclosed assets decreased $4.6 million primarily as a result of sales of the properties during 1995.

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $16.6 million which were performing according to their contractual terms at December 31,1995. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been reduced to the point where the Company concluded it was not probable that the securities would continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted. The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at March 31, 1995 to such amount at December 31, 1995.

                                                                                    (in millions)
     Amount of currently performing, other than temporarily impaired
     mortgage-backed securities at March 31, 1995.............................         $ 52.4

     Principal payments received..............................................           (6.4)

     Addition of Guardian Pools 1990-2, 1990-4 and 1990-5 to the nonperforming asset table as subordination protection was absorbed
     between March 31, 1995 and December 31, 1995.............................          (29.4)

     Amount of currently performing, other than temporarily impaired                    -----
     mortgage-backed securities at December 31, 1995..........................         $ 16.6
                                                                                        =====

To monitor the credit risk inherent in its private issuer mortgage-backed security portfolio, the Company tracks the major factors effecting the performance of its portfolio including i) a review of delinquencies, foreclosures, repossessions, and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement and iii) the rating assigned to each security by independent national rating agencies.


ASSET/LIABILITY MANAGEMENT

The Company's primary objective regarding asset/liability management is to position the Company such that changes in interest rates do not have a material adverse impact upon net interest income or the net market value of the Company. See Note 3 - Fair Value Consolidated Balance Sheets of the Notes to Consolidated Financial Statements for additional information regarding the calculation of net market value. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). Integral to the duration matching strategy is the use of derivative financial instruments such as interest rate exchange agreements, interest rate cap and floor agreements and, to a much more limited extent, financial futures contracts. The Company uses derivative financial instruments solely for risk management purposes. None of the Company's derivative instruments are what are termed leveraged instruments. These types of instruments are riskier than the derivatives used by the Company in that they have embedded options that enhance their performance in certain circumstances but dramatically reduce their performance in other circumstances. The Company is not a dealer nor does it make a market in such instruments. The Company does not trade the instruments and the Board of Directors' approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value (including the estimated value of demand deposits) as calculated by the Company increased to approximately $481.5 million at December 31, 1995 as compared to approximately $404.0 million at December 31, 1994. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

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

Utilizing this measurement concept, the interest rate risk of the Company at December 31, 1995 is as follows:

                                                                        (DOLLARS IN THOUSANDS)
Basis point changes in interest rates..............              -200       -100       +100        +200
Change in net market value due to changes in
  interest rates (Company methodology).............         $ (12,070)   $(6,306)  $(10,714)  $ (40,127)
Interest rate exposure deemed "normal" by the OTS..         $(180,261)       N/A        N/A   $(180,261)

The Company's operating strategy is designed to avoid material negative changes in net market value. As of December 31, 1995, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net unrealized market value loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due primarily to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

MATURITY GAP ANALYSIS
Thrift institutions have historically presented a Gap Table as a measure of interest rate risk. The Gap Table presents the projected maturities and periods to repricing of a thrift's rate sensitive assets and liabilities. The OTS has concluded such an analysis has limitations, however, for reasons of consistency the following discussion presents the Company's traditional Maturity Gap Analysis.

The Company's one year cumulative gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was (0.50)% at December 31, 1995. A negative cumulative gap indicates that interest sensitive liabilities exceed interest sensitive assets at a specific date. In a rising interest rate environment institutions with negative maturity gaps generally will experience a more rapid increase in interest expense paid on liabilities than the interest income earned on assets. Conversely, in an environment of falling interest rates, interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive gap will have the opposite effect.

The following table presents the projected maturities and periods to repricing of the Company's rate sensitive assets and liabilities as of December 31, 1995, adjusted to account for anticipated prepayments.

                                                         OVER 3        OVER 1      OVER 3
                                                         MONTHS         YEAR       YEARS
                                           UP TO 3      THROUGH       THROUGH     THROUGH       OVER
                                           MONTHS        1 YEAR       3 YEARS     5 YEARS     5 YEARS       TOTAL
                                         ----------    ----------   ----------   ----------  ---------    ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Mortgage loans and mortgage-backed
 securities:
 Balloon and adjustable rate first
  mortgage loans......................   $2,572,916    $2,477,196   $  603,266    $186,788    $ 27,509    $5,867,675
 One to four family residential first
  mortgages and contracts.............      303,270       254,786      700,181     398,074     579,684     2,235,995
 Five or more family residential and
  nonresidential first mortgages and
  contracts...........................       68,069        20,558       34,770      13,697       9,961       147,055
 Second mortgages.....................          165           128          265          68          18           644
Non-mortgage loans:
 Consumer.............................       80,726        10,595       22,513       6,386       2,358       122,578
 Commercial...........................        2,092           657          260          46          --         3,055
 Investments and interest bearing
  deposits............................      266,705         5,696        4,836       2,009      12,935       292,181
Premiums (discounts) and deferred
 loan fees, net.......................       16,100         7,872        9,314       4,277      20,585        58,148
                                         ----------    ----------   ----------    --------    --------    ----------
Total rate sensitive assets...........    3,310,043     2,777,488    1,375,405     611,345     653,050     8,727,331
                                         ----------    ----------   ----------    --------    --------    ----------
LIABILITIES:
   Fixed maturity deposits............      620,344     1,584,419      989,452     398,472      87,228     3,679,915
   NOW, Super NOW, and other
    transaction accounts..............       35,344        31,810       57,257      45,806     183,223       353,440
   Money market deposit accounts......      544,872            --           --          --          --       544,872
   Passbook accounts..................       32,927        29,634       53,342      42,673     170,694       329,270
   FHLB advances......................    1,899,950       361,932      113,256          --       2,000     2,377,138
   Other borrowings...................      986,064        96,750           --          --      47,523     1,130,337
                                         ----------    ----------   ----------    --------    --------    ----------
Total rate sensitive liabilities......    4,119,501     2,104,545    1,213,307     486,951     490,668     8,414,972
Effect of interest rate exchange
 agreements on rate sensitive
 liabilities..........................     (101,000)       10,000      (40,000)    210,000     (79,000)           --
                                         ----------    ----------   ----------    --------    --------    ----------
 Total rate sensitive liabilities
 adjusted for impact of interest
 rate exchange agreements.............    4,018,501     2,114,545    1,173,307     696,951     411,668     8,414,472
                                         ----------    ----------   ----------    --------    --------    ----------
Maturity gap..........................   $ (708,458)   $ (662,943)  $  202,098   $ (85,606)  $ 241,382    $  312,359
                                           ========      ========      =======     =======     =======       =======
Gap as a percent of total assets......       (7.86)%         7.36%        2.24%      (.95)%       2.68%
                                             ======          ====         ====       =====        ====
Cumulative maturity gap...............   $ (708,458)   $  (45,515)  $  156,583    $ 70,977   $ 312,359
                                           ========       =======      =======      ======     =======
Cumulative gap as a percent of
 total assets.........................       (7.86)%        (.50)%        1.74%        .79%       3.47%
                                             ======         =====         ====         ===        ====

In preparing the table above, it has been assumed that (i) balloon and adjustable-rate first mortgage loans will prepay at a rate of 18% per year, (ii) fixed-rate first mortgage loans on residential properties of five or more units and nonresidential properties will prepay at a rate of 10% per year, (iii) fixed maturity deposits will not be withdrawn prior to maturity, (iv) passbook and NOW accounts will be withdrawn at a rate of approximately 10% in each of the first two periods and at other assumed rates ranging from 20% to 100% thereafter, (v) fixed-rate mortgage loans on one- to four-family residences with terms to maturity of 10 years or less will prepay at a rate of 20% per year, (vi) second mortgage loans on one- to four-family residences will prepay at a rate of 30% per year, and (vii) fixed-rate first mortgage loans on one- to four-family residential properties with remaining terms to maturity of over 10 years will prepay annually as follows:

MORTGAGE LOAN                                 PREPAYMENT ASSUMPTIONS
                                -------------------------------------------------
INTEREST RATE                      OVER 10 TO 20 YEARS        20 YEARS AND OVER
- -------------                   -------------------------  ----------------------
Less than 8%.................            20.00                     20.00
8 to 10%.....................            24.00                     24.00
10 to 12%....................            23.00                     23.00
12 to 14%....................            23.00                     23.00
14 to 16%....................            23.00                     23.00
16% and over.................            23.00                     23.00

The above assumptions do not necessarily indicate the impact of general interest rate movements. Accordingly, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

The amounts in the table could be significantly effected by external factors, such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Additionally, decisions by the Company to sell assets, retire debt, or cancel interest rate exchange arrangements early would also change the maturity/repricing and spread relationships.


LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.64%, 5.91%, and 6.04% at December 31, 1995, 1994, and 1993, respectively.

The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $112.6 million for the year ended December 31, 1995. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $453.0 million for the year ended December 31, 1995. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of savings deposits withdrawals over receipts, provided $333.7 million for the year ended December 31, 1995.

At December 31, 1995, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $54.0 million and adjustable-rate mortgages of approximately $45.5 million. At December 31, 1995, the Company had outstanding commitments to purchase adjustable-rate mortgage loans of approximately $123.3 million. At December 31, 1995, the Company had outstanding commitments to purchase and sell mortgage-backed securities of approximately $329.1 million and $178.9 million, respectively. The Company expects to satisfy such commitments through its primary source of funds.

OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account. Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or total capital exceeds its fully phased-in capital requirement, as measured at the beginning of the calendar year. As of December 31, 1995, the Bank's excess capital over its fully phased-in core capital requirement was approximately $206.1 million. The Company is also subject to Delaware law which limits dividends to an amount equal to the excess of a corporation's net assets over paid-in capital or, if there is no excess, to its net profits for the current and immediately preceding fiscal year. See "Regulation -- Limitations on Dividends and Other Capital Distributions."

Certain liquidity risks are inherent in asset/liability management. Such risks include, among others, changes in interest rates, which can cause margin calls or collateral calls on reverse repurchase agreements and mortgage-backed bonds, respectively, as a result of changes in the value of collateral, and timing delays when the receipt of interest, principal or repayments on loans and mortgage-backed securities does not correspond with the timing of the funding of the related liability. The Company has implemented policies through which it endeavors to manage these liquidity risks. Liquidity is maintained at levels which exceed the amounts required for regulatory purposes. In addition, a majority of the mortgage-backed bonds issued by the Company utilize a defeasance structure. This feature reduces and stabilizes the amount of collateral that the Company is required to maintain as security for the bonds.

IMPACT OF INFLATION AND CHANGING PRICES

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power over time due to inflation.

ACCOUNTING AND REGULATORY DEVELOPMENTS

During October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. Roosevelt plans to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 will not have any impact on the Company's financial condition or results of operations.

During May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights to capitalize the cost of the rights to service such loans. As the Company is not currently selling or securitizing any loans that is has originated or purchased, the aforementioned provision of SFAS 122 will not have any impact on the Company's financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 should be applied prospectively for fiscal years beginning after December 15, 1995. The Company anticipates adopting SFAS No. 122 on January 1, 1996. When adopted, the Company does not anticipate that this provision will have a significant impact on its financial statements.


During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not anticipate that the adoption of SFAS 121 will have a significant impact on its financial statements.

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF), which are the two insurance funds administered by the Federal Deposit Insurance Corporation
(FDIC). On August 8, 1995, the FDIC revised the premium schedule for BIF insured banks to provide a range of .04% to .31% of deposits (as compared to the former range of.23% to .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. The lower premiums for BIF members became effective during the third quarter of 1995 after FDIC verification that the BIF achieved the statutory reserve ratio on March 31, 1995. As a result, BIF members generally will pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity. The BIF and SAIF would be merged into one fund as soon as practicable but no later than January 1, 1998. The special assessment rate is anticipated to range from .80% to .90%. Based on the Bank's level of SAIF deposits at March 31, 1995 (including the effect of the acquisition of Washington Savings Bank and Kirksville Federal Savings Bank), and assuming a special assessment of .90%, the Bank's assessment would be approximately $37.2 million on a pre-tax basis. If the legislation is enacted, as to which there can be no assurance, it is anticipated the assessment would be payable in 1996. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect Roosevelt Bank's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly for future periods. Effective January, 1996 the BIF premium structure was further revised to provide a range of .04% to
 .27%, with a minimum annual assessment of $2,000.

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                                QUARTERS ENDED IN 1995
                                                          -----------------------------------------------------------------
                                                            MARCH 31            JUNE 30        SEPT. 30          DEC. 31
                                                          -----------          ---------      ----------        -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income..............................         $ 156,553          $ 162,665      $ 163,429         $ 164,669
Total interest expense.............................           108,123            116,893        120,700           120,717
                                                              -------            -------        -------           -------
 Net interest income...............................            48,430             45,772         42,729            43,952
Provision for losses on loans......................              (300)              (300)          (300)             (300)
Noninterest income (loss) excluding
 net gain (loss) from financial instruments........           (19,480)             7,443          8,872           (28,586)
Net gain (loss) from financial instruments.........             1,508                911            934             2,115
Noninterest expense................................           (21,493)           (21,740)       (20,875)          (23,558)
Income (loss) before income tax expense
 and extraordinary item............................             8,665             32,086         31,360            (6,377)
Income tax expense (benefit).......................             2,978             11,027         10,610            (3,999)
                                                              -------            -------        -------           -------
Net income (loss)..................................         $   5,687          $  21,059      $  20,750         $  (2,378)
                                                              =======            =======        =======           =======
Net income (loss) attributable to common stock.....         $   4,615          $  20,002      $  19,693         $  (3,435)
                                                              =======            =======        =======           =======

Primary earnings (loss) per share..................         $    0.12          $    0.49      $    0.48         $   (0.08)
                                                              =======            =======        =======           =======

Fully-diluted earnings (loss) per share............         $    0.12          $    0.46      $    0.46         $   (0.08)
                                                              =======            =======        =======           =======

                                                                                QUARTERS ENDED IN 1994
                                                          ----------------------------------------------------------------
                                                            MARCH 31            JUNE 30        SEPT. 30          DEC. 31
                                                          -----------         ----------     -----------       -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income..............................         $ 120,246           $129,997      $ 138,305         $ 144,820
Total interest expense.............................            76,705             82,879         90,712            97,278
                                                              -------            -------        -------           -------
 Net interest income...............................            43,541             47,118         47,593            47,542
Provision for losses on loans......................              (150)           (11,682)          (300)             (300)
Noninterest income excluding net gain (loss) from
 financial instruments.............................             5,559              7,612          7,249             7,496
Net gain (loss) from financial instruments.........              (867)           (38,364)           128               (17)
Noninterest expense................................           (23,634)           (45,711)       (20,731)          (20,919)
Provision for real estate losses...................              (839)            (3,742)            --                --
                                                              -------            -------        -------           -------
Income (loss) before income tax expense
 and extraordinary item............................            23,610            (44,769)        33,939            33,802
Income tax expense (benefit).......................             8,129            (14,943)        11,523            10,317
                                                              -------             ------        -------           -------
Income (loss) before extraordinary item............            15,481            (29,826)        22,416            23,485
Extraordinary item.................................                --             (7,849)            --                --
                                                              -------             ------        -------           -------
Net income (loss)..................................         $  15,481           $(37,675)     $  22,416         $  23,485
                                                              =======             ======        =======           =======
Net income (loss) attributable to common stock.....         $  14,282           $(38,578)     $  21,474         $  22,414
                                                              =======             ======        =======           =======

Primary earnings per share:
 Income (loss) before extraordinary item...........         $    0.44           $  (0.70)     $    0.54         $    0.55
 Extraordinary item................................                --              (0.18)            --                --
                                                              -------             ------        -------           -------
  Net income (loss)................................         $    0.44           $  (0.88)     $    0.54         $    0.55
                                                              =======             ======        =======           =======

Fully-diluted earnings per share:
 Income (loss) before extraordinary item...........         $    0.38           $  (0.70)     $    0.50         $    0.52
 Extraordinary item................................                --              (0.18)            --                --
                                                              -------             ------        -------           -------
  Net income (loss)................................         $    0.38           $  (0.88)     $    0.50         $    0.52
                                                              =======             ======        =======           =======

See discussion of impairment charge on certain mortgage-backed securities during the quarter ended March 31, 1995 and the recognition of financial futures losses during the quarter ended December 31, 1995 in "Management's Discussion and Analysis -Results of Operations."

See discussion of the merger-related expenses recorded during the quarter ended June 30, 1994 in connection with the Farm & Home acquisition in "Management's Discussion And Analysis -- Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Roosevelt Financial Group, Inc.
Chesterfield, Missouri:

We have audited the accompanying consolidated balance sheets of Roosevelt Financial Group, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roosevelt Financial Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 5 to the consolidated financial statements, as of December 31, 1993, the Company changed its method of accounting for certain investments in debt securities to conform with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

We have also audited, in accordance with generally accepted auditing standards, the supplemental fair value consolidated balance sheets of the Company as of December 31, 1995 and 1994. As described in Note 3, the supplemental fair value consolidated balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost consolidated balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental fair value consolidated balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the fair values presented. In our opinion, the supplemental fair value consolidated balance sheets referred to above present fairly, in all material respects, the information set forth therein.



                                     /S/KPMG Peat Marwick LLP
                                     KPMG Peat Marwick LLP


St. Louis, Missouri
January 16, 1996

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                    December 31,
                                                                      ---------------------------------------

                                                                         1995                         1994
                                                                      ----------                   ----------
                                             ASSETS

Cash and cash equivalents........................................    $    15,433                  $    22,106
Securities available for sale:
  Investment securities..........................................        159,857                      109,136
  Mortgage-backed securities.....................................      1,446,604                    1,656,563
Securities held to maturity:
  Investment securities..........................................        119,186                      156,773
  Mortgage-backed securities.....................................      3,430,954                    3,119,289
Loans............................................................      3,577,892                    3,072,151
Real estate owned................................................         15,433                       15,315
Office properties and equipment, net.............................         52,466                       53,483
Other assets.....................................................        195,236                      227,050
                                                                       ---------                    ---------
                                                                     $ 9,013,061                  $ 8,431,866
                                                                       =========                    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.........................................................    $ 4,907,497                  $ 4,899,389
Securities sold under agreements to repurchase...................      1,082,814                    1,208,127
Advances from Federal Home Loan Bank.............................      2,377,138                    1,707,938
Other borrowings.................................................         47,523                       47,384
Other liabilities................................................        101,183                      127,402
                                                                       ---------                    ---------
       Total liabilities.........................................      8,516,155                    7,990,240
                                                                       ---------                    ---------
Stockholders' equity:
  Preferred stock - $.01 par value, 6.5% non-cumulative
    perpetual convertible; 3,000,000 shares authorized
    and 1,301,000 and 1,319,000 shares issued and outstanding
    at December 31, 1995 and 1994, respectively..................             13                           13
  Common stock - $.01 par value; 90,000,000 shares authorized;
    41,991,701 shares issued and outstanding at December 31,
    1995 and 40,173,527 shares and 40,163,527 shares issued
    and outstanding, respectively, at December 31, 1994..........            420                          402
  Paid-in capital................................................        262,381                      255,655
  Retained earnings - subject to certain restrictions............        223,606                      191,359
  Treasury stock, at cost; 10,000 shares at December 31, 1994....             --                         (150)
  Unrealized gain (loss) on securities available for sale,
    net of taxes.................................................         12,019                       (5,653)
  Unamortized restricted stock awards............................         (1,533)                          --
                                                                       ---------                    ---------
       Total stockholders' equity................................        496,906                      441,626
                                                                       ---------                    ---------
                                                                     $ 9,013,061                  $ 8,431,866
                                                                       =========                    =========

         See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share information)

                                                                                               Year Ended December 31,
                                                                                     -------------------------------------------
                                                                                        1995              1994           1993
                                                                                     ----------        ----------     ----------
Interest income:
  Loans.......................................................................         $252,071          $206,467       $207,841
  Securities available for sale...............................................          134,965           138,015         47,074
  Securities held to maturity.................................................          259,262           179,168        205,706
  Securities held for trading.................................................               --             6,460         19,522
  Other.......................................................................            1,018             3,258          6,797
                                                                                        -------           -------        -------
     Total interest income....................................................          647,316           533,368        486,940
                                                                                        -------           -------        -------
Interest expense:
  Deposits....................................................................          233,836           200,190        192,605
  Other borrowings............................................................          223,508           138,915         96,911
  Interest rate exchange agreements, net......................................            9,089             8,469         31,974
                                                                                        -------           -------        -------
       Total interest expense.................................................          466,433           347,574        321,490
                                                                                        -------           -------        -------
         Net interest income..................................................          180,883           185,794        165,450
Provision for losses on loans.................................................            1,200            12,432            706
                                                                                        -------           -------        -------
         Net interest income after provision for losses on loans..                      179,683           173,362        164,744
                                                                                        -------           -------        -------
Noninterest income (loss):
  Retail banking fees.........................................................           10,706             8,682          6,260
  Insurance and brokerage sales commissions...................................            7,506             6,538          5,737
  Loan servicing fees (expenses), net.........................................            7,401             7,359        (11,145)
  Net gain (loss) from financial instruments..................................            5,468           (39,120)        10,646
  Gain on sales of real estate acquired for development and sale..                        1,656             3,414            746
  Gain on sale of loan servicing rights.......................................            1,510                --             --
  Unrealized losses on impairment of mortgage-backed securities...                      (27,063)               --             --
  Recognition of financial futures losses.....................................          (34,827)               --             --
  Other.......................................................................            1,360             1,923          2,013
                                                                                        -------           -------        -------
      Total noninterest income (loss).........................................          (26,283)          (11,204)        14,257
                                                                                        -------          --------        -------
Noninterest expense:
  General and administrative:
    Compensation and employee benefits........................................           34,780            42,570         38,970
    Occupancy.................................................................           18,758            23,939         17,385
    Federal deposit insurance premiums........................................           11,743            12,018          9,896
    Other.....................................................................           22,385            32,468         24,857
                                                                                        -------           -------        -------
      Total general and administrative........................................           87,666           110,995         91,108
  Provision for real estate losses............................................               --             4,581          4,238
  Litigation settlements......................................................               --                --          3,252
                                                                                         ------           -------         ------
      Total noninterest expense...............................................           87,666           115,576         98,598
                                                                                         ------          --------         ------
        Income before income tax expense, extraordinary item,
          and cumulative effect of change in accounting principle.............           65,734            46,582         80,403
Income tax expense............................................................           20,616            15,026         27,134
                                                                                         ------            ------         ------
        Income before extraordinary item and cumulative effect
          of change in accounting principle...................................           45,118            31,556         53,269
Extraordinary item, net of income tax effect..................................               --            (7,849)        (1,908)
Cumulative effect of change in accounting principle...........................               --                --         (6,489)
                                                                                         ------            ------         ------
         Net income...........................................................         $ 45,118          $ 23,707       $ 44,872
                                                                                         ======            ======         ======
         Net income attributable to common stock..............................         $ 40,875          $ 18,523       $ 41,057
                                                                                         ======            ======         ======
Per share data:
  Primary earnings per share:
    Income before extraordinary item and cumulative
      effect of change in accounting principle................................         $   1.01          $   0.70       $   1.54
    Extraordinary item, net of income tax effect..............................               --             (0.21)         (0.06)
    Cumulative effect of change in accounting principle.......................               --                --          (0.20)
                                                                                          -----             -----          -----
         Net income...........................................................         $   1.01          $   0.49       $   1.28
                                                                                          =====             =====          =====
  Fully diluted earnings per share:
    Income before extraordinary item and cumulative
      effect of change in accounting principle................................         $   0.99          $   0.68       $   1.32
    Extraordinary item, net of income tax effect..............................               --             (0.20)         (0.05)
    Cumulative effect of change in accounting principle.......................               --                --          (0.16)
                                                                                          -----             -----          -----
         Net income...........................................................         $   0.99          $   0.48       $   1.11
                                                                                          =====             =====          =====

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                            (DOLLARS IN THOUSANDS)

                                                         Preferred stock              Common stock         Paid-in       Retained
                                                     ------------------------   ----------------------   -----------   ------------
                                                       Shares         Amount      Shares       Amount      capital       earnings
                                                     -----------    ---------   ----------    --------   -----------   ------------
Balance, December 31, 1992.                           1,526,049     $     15     8,823,507     $    88     $ 135,084    $  153,424

Net income (including pooled company).............           --           --            --          --            --        44,872

Issuance of 920,000 shares of 6.5%
  non-cumulative perpetual
  convertible preferred stock.....................      920,000            9            --          --        44,176            --
Exchange of common stock for preferred stock......       80,000            1      (119,025)         (1)          (28)           --
Exercise of incentive stock options and
 non-qualified stock options......................           --           --        72,775           1           649            --
Amortization of restricted stock awards...........           --           --            --          --            --            --
Cash dividends declared (including
  pooled company):
    Common stock..................................           --           --            --          --            --        (7,686)
    Preferred stock...............................           --           --            --          --            --        (3,815)
Unrealized gain on securities available
  for sale, net (including pooled company)........           --           --            --          --            --            --
Other pre-merger transactions of
 pooled company...................................      (33,609)          --     1,514,665          15            98           (15)
                                                     -----------    ---------   ----------    --------   -----------   -----------
Balance, December 31, 1993........................    2,492,440           25    10,291,922         103       179,979       186,780

Net income (including pooled company).............           --           --            --          --            --        23,707
Issuance of 319,000 shares of 6.5%
 non-cumulative perpetual convertible
   preferred stock................................      319,000            3            --          --        21,270            --
Issuance of common stock
 in the acquisition of Home Federal
 Bancorp of Missouri, Inc.........................           --           --     1,121,142          11        48,220            --
Issuance of common stock through stock
 options and employee stock plans.................           --           --     1,294,991          13         5,932            --
Three-for-one stock split..                                  --           --    25,157,436         252          (252)           --
Cash dividends declared (including
 pooled company):
    Common stock..................................           --           --            --          --            --       (13,944)
    Preferred stock...............................           --           --            --          --            --        (5,184)
Purchase of common stock
 for treasury.....................................           --           --            --          --            --            --
Unrealized loss on securities available
  for sale, net (including pooled company.........           --           --            --          --            --            --
Other pre-merger transactions of
pooled company....................................   (1,492,440)         (15)    2,308,036          23           506            --
                                                     -----------    ---------   ----------    --------    ----------    ----------
Balance, December 31, 1994........................    1,319,000           13    40,173,527         402       255,655       191,359

Net income........................................           --           --            --          --            --        45,118
Purchase of common stock for treasury.............           --           --            --          --            --            --
Issuance of common stock through stock
  options and employee stock plans................           --           --       243,763           3         1,531        (1,572)
Issuance of common stock in the acquisition of
 Kirksville Bancshares,  Inc......................           --           --     1,521,435          15         5,426        15,475
Exchange of preferred stock for common stock......      (18,000)          --        52,976          --          (231)           --
Amortization of restricted stock awards...........           --           --            --          --            --            --
Cash dividends declared:
  Common stock....................................           --           --            --          --            --       (22,531)
  Preferred stock.................................           --           --            --          --            --        (4,243)
Unrealized gain on securities available
 for sale, net....................................           --           --            --          --            --            --
                                                     -----------    --------    ----------    --------    ----------    ----------
Balance, December 31, 1995........................    1,301,000     $     13    41,991,701     $   420     $ 262,381    $  223,606
                                                     ==========     ========    ==========    ========    ==========    ==========

                                                                                        Unrealized
                                                                                      gain (loss) on
                                                                                        securities
                                                                                       available for    Unamortized       Total
                                                                 Treasury stock          sale, net      restricted     stockholders'
                                                          --------------------------    -----------   --------------  --------------
                                                           Shares           Amount       of taxes      stock awards       equity
                                                          ---------       ----------   ------------   --------------   -------------
Balance, December 31, 1992.............................          --       $      --      $      --      $      (66)     $   288,545
Net income (including pooled company)..................          --              --             --              --           44,872
Issuance of 920,000 shares of 6.5% non-cumulative
 perpetual convertible preferred stock.................          --              --             --              --           44,185
Exchange of common stock for preferred stock...........          --              --             --              --              (28)

Exercise of incentive stock options and non-qualified
 stock options.........................................          --              --             --              --              650
Amortization of restricted stock awards................          --              --             --              66               66
Cash dividends declared (including pooled company):
    Common stock.......................................          --              --             --              --           (7,686)

    Preferred stock....................................          --              --             --              --           (3,815)

Unrealized gain on securities available
  for sale, net (including pooled company).............          --              --         11,575              --           11,575
Other pre-merger transactions of pooled company........          --              --             --              --               98
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1993.............................          --              --         11,575              --          378,462

Net income (including pooled company)..................          --              --             --              --           23,707
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock................          --              --             --              --           21,273
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc................          --              --             --              --           48,231
Issuance of common stock through stock options and
  employee stock plans.................................          --              --             --              --            5,945
Three-for-one stock split..............................          --              --             --              --               --
Cash dividends declared (including pooled company):
    Common stock.......................................          --              --             --              --          (13,944)

    Preferred stock....................................          --              --             --              --           (5,184)

Purchase of common stock for treasury..................     (10,000)           (150)            --              --             (150)

Unrealized loss on securities available
  for sale, net (including pooled company).............          --              --        (17,228)             --          (17,228)

Other pre-merger transactions of pooled company........          --              --             --              --              514
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1994.............................     (10,000)           (150)        (5,653)             --          441,626

Net income.............................................          --              --             --              --           45,118
Purchase of common stock for treasury..................    (214,500)         (3,426)            --              --           (3,426)

Issuance of common stock through stock options and
  employee stock plans.................................     209,976           3,345             --          (1,621)           1,686

Issuance of common stock in the acquisition of
 Kirksville Bancshares, Inc............................          --              --             --              --           20,916
Exchange of preferred stock for common stock...........      14,524             231             --              --               --
Amortization of restricted stock awards................          --              --             --              88               88
Cash dividends declared:
  Common stock.........................................          --              --             --              --          (22,531)

  Preferred stock......................................          --              --             --              --           (4,243)

Unrealized gain on securities available for
 sale, net.............................................          --              --         17,672              --           17,672
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1995.............................          --         $    --       $ 12,019       $  (1,533)     $   496,906
                                                          =========         =======       ========       =========      ===========

        See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Year Ended December 31,
                                                                                          -------------------------------------
                                                                                            1995           1994          1993
                                                                                          --------       --------      --------
Cash flows from operating activities:
Net income...................................................................       $     45,118   $     23,707   $    44,872
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Extraordinary loss on early extinguishment of debt........................                 --         12,165         2,963
   Cumulative effect of change in accounting principle.......................                 --             --         9,831
   Depreciation and amortization.............................................              4,294          5,814         4,260
   Amortization of discounts and premiums, net...............................             10,379         16,301        23,463
   (Increase) decrease in accrued interest receivable........................             (7,645)        (2,310)        2,401
   Increase (decrease) in accrued interest payable...........................             11,119         (1,023)       (3,943)
   Provision for losses on loans and real estate.............................              1,200         17,013         4,944
   Unrealized losses on impairment of mortgage-backed securities.............             27,063             --            --
   Recognition of financial futures losses...................................             34,827             --            --
   (Increase) decrease in securities held for trading, net...................                 --        (87,138)       28,729
   Decrease in securities held for sale, net.................................                 --             --        58,688
   Decrease (increase) in loans receivable held for sale, net................                 --         86,579       (59,536)
   Decrease in outstanding checks, net.......................................                 --             --       (37,416)
   Other, net................................................................            (13,749)        (2,963)      (27,400)
                                                                                    ------------   ------------   -----------
    Net cash provided by operating activities................................            112,606         68,145        51,856
                                                                                    ------------   ------------   -----------
Cash flows from investing activities:
 Principal payments and maturities of securities available for sale..........            126,291        313,775            --
 Principal payments and maturities of securities held to maturity............            835,059        783,067       917,679
 Principal payments on loans.................................................            699,307        727,348     1,191,068
 Proceeds from sales of securities available for sale........................            945,941      2,633,590            --
 Proceeds from sales of securities held to maturity..........................                 --             --        25,021
 Proceeds from sales of loans................................................                 --             --        34,447
 Purchase of securities available for sale...................................           (737,735)    (2,905,255)           --
 Purchase of securities held to maturity.....................................         (1,234,320)    (1,385,293)   (2,336,020)
 Purchase of loans...........................................................           (321,097)      (146,772)     (684,807)
 Originations of loans.......................................................           (688,576)      (680,794)     (783,211)
 Fees paid for interest rate cap and floor agreements available for sale.....                 --        (20,638)           --
 Settlements of financial futures available for sale.........................            (71,091)        39,423            --
 Net proceeds from sales of real estate......................................             10,889          9,253        22,771
 Purchase of office properties and equipment.................................             (2,402)        (7,556)      (10,005)
 Sale (purchase) of purchased mortgage servicing rights, net.................              3,971             --       (14,660)
 Cash and cash equivalents from acquisition, net of cash paid................            (19,201)        31,087     1,401,792
 Payments on sales or exchanges of branch deposits, net......................                 --        (67,337)     (206,405)
 Proceeds from sale of loan production facilities............................                 --         75,150            --
                                                                                    ------------   ------------   -----------
    Net cash used in investing activities....................................           (452,964)      (600,952)     (442,330)
                                                                                    ------------   ------------   -----------
Cash flows from financing activities:
 Repayment of mortgage-backed bonds..........................................                 --        (60,820)         (521)
 Repayment of FHLB advances..................................................                 --       (100,980)           --
 Redemption of subordinated notes............................................                 --        (31,022)           --
 Proceeds from FHLB advances.................................................         15,513,000     14,551,256     4,142,700
 Principal payments on FHLB advances.........................................        (14,851,000)   (14,015,000)   (3,285,700)
 Fees paid for interest rate cap and floor agreements........................                 --        (14,440)      (39,023)
 Excess of deposit withdrawals over receipts.................................           (173,894)      (578,888)     (437,748)
 (Decrease) increase in securities sold under agreements to repurchase, net..           (125,313)       617,726       (59,571)
 Proceeds from issuance of preferred stock...................................                 --         21,273        44,185
 Proceeds from exercise of stock options.....................................              1,107          6,459           748
 Purchase of treasury stock..................................................             (3,426)          (150)           --
 Cash dividends paid.........................................................            (26,789)       (18,056)      (11,501)
                                                                                    ------------   ------------   -----------
   Net cash provided by financing activities.................................            333,685        377,358       353,569
                                                                                    ------------   ------------   -----------
Net decrease in cash and cash equivalents....................................             (6,673)      (155,449)      (36,905)
Cash and cash equivalents at beginning of year...............................             22,106        177,555       214,460
                                                                                    ------------   ------------   -----------
Cash and cash equivalents at end of year.....................................       $     15,433   $     22,106   $   177,555
                                                                                    ============   ============   ===========

SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid interest of $455.3 million, $348.6 million, and $325.4 million during 1995, 1994, and 1993, respectively. The Company paid income taxes of $37.1 million, $6.5 million, and $10.9 million during 1995, 1994, and 1993, respectively.

Cash and cash equivalents obtained from acquisitions, net of cash paid, are summarized as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                       1995        1994         1993
                                                                                       ----        ----         ----
                                                                                              (in thousands)

Fair value of assets purchased..............................................       $ (98,763)  $ (556,990)  $   (34,560)
Liabilities assumed.........................................................          73,731      491,755     1,436,352
Issuance of common stock....................................................              --       48,231            --
                                                                                    --------    ---------    ----------
Cash (paid) received from acquisition.......................................         (25,032)     (17,004)    1,401,792
Cash and cash equivalents acquired..........................................           5,831       48,091            --
                                                                                    --------    ---------    ----------
Cash and cash equivalents from acquisition,
 net of cash paid...........................................................       $ (19,201)  $   31,087   $ 1,401,792
                                                                                    ========    =========    ==========


Noncash investing and financing activities are summarized below:

                                                                                          YEAR ENDED  DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        1995       1994       1993
                                                                                        ----       ----       ----
                                                                                              (in thousands)


Noncash transfers from securities held for trading to:
 Securities available for sale..............................................       $     --    $ 242,429    $     --
 Securities held for sale...................................................             --           --     221,760
Noncash transfers from securities available for
 sale to securities held to maturity........................................             --      107,318          --
Noncash transfers from securities held for
 sale to securities available for sale......................................             --           --     744,962
Noncash transfers from securities held to maturity to
 securities available for sale..............................................         85,165       26,368     830,172
Desecuritization resulting in transfer of mortgage-backed
 securities held to maturity to loans and real estate owned.................         33,603           --          --
Redesignation of interest rate swap to securities available for sale........          4,369           --          --
Defeasance of mortgage-backed bonds.........................................             --           --      72,375

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company); its two wholly-owned subsidiaries, Roosevelt Bank (the Bank) and F & H Realty (Realty), a Missouri-chartered real estate investment company; and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation. Results of operations of companies acquired and accounted for as purchases are included from their respective dates of acquisition. When acquired in a pooling of interests transaction, current and prior period financial statements are restated to include the accounts of the acquired companies, if significant.

Investment and Mortgage-Backed Securities

Effective December 31,1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires investments in debt and equity securities to be segregated into the following three categories: trading, held to maturity, and available for sale.

Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings.

Securities classified as held to maturity are accounted for at cost, adjusted for the amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity for investment securities, or the estimated life of mortgage-backed securities using the level-yield method, because the Company has both the intent and the ability to hold such securities to maturity. Unrealized losses in the debt securities portfolio are recognized if any market valuation differences are deemed to be other than temporary.

Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

Unrealized losses on all debt securities are recognized if any market valuation differences are deemed to be other than temporary.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to interest rate risk. These instruments include interest rate exchange agreements, interest rate cap and floor agreements, and to a much lesser extent, interest rate collar agreements and financial futures contracts, including options on such futures contracts. The interest rate exchange agreements and the interest rate cap and floor agreements have the effect of changing the interest rate characteristics of the assets or liabilities to which they are designated. The financial futures contracts are entered into to achieve a position whereby the estimated exposure of a certain position to interest rate movements is offset by approximately equal, but opposite, results in the financial futures contracts.

Interest rate exchange agreements, interest rate cap, floor and collar agreements and financial futures contracts are designated against either securities available for sale or short-term borrowings or deposits. Agreements or contracts designated against securities available for sale are included at their market value in the securities available for sale portfolio. Any mark to market adjustments are reported as a separate component of stockholders' equity, net of tax. The changes in market value of such agreements or contracts designated against short term borrowings or deposits are not reported on the consolidated balance sheets.

The interest differential paid or received on interest rate exchange agreements is recorded as a component of interest expense, net. The purchase premium of interest rate cap, floor, and collar agreements is capitalized and amortized on a straight line basis over the original term of the respective agreement. No purchase premium is paid at the time an interest rate exchange agreement is entered into. Gains and losses from terminated interest rate exchange agreements and interest rate cap, floor and collar agreements are recognized, consistent with the gain or loss on the asset or liability it is designated against. Where the asset or liability was not sold or paid off, the gains or losses are deferred and amortized on a straight line basis as an increase or decrease to expense over the original term of the agreements or the remaining life of the asset or liability, whichever is less.

Gains or losses on financial futures contracts which qualify as hedges are deferred. The unamortized balance of such deferred gains or losses is applied to the carrying value of the hedged items. Amortization of the net deferred gains or losses is applied to the interest component of the hedged items using the level-yield method. Gains or losses in the market value of financial futures contracts which do not qualify for hedge accounting are recognized currently.

Loans

Loans are stated at the principal amount outstanding, net of deferred loan fees, allowance for losses, and any discounts or premiums on purchased loans. The deferred fees, discounts, and premiums are amortized using the level-yield method over the estimated life of the loan.

Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become more than 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, accrued but unpaid interest is reversed. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS 114). SFAS 114 addresses the accounting by creditors for impairment of certain loans by specifying how the allowance for loan losses related to such loans should be determined. As SFAS 114 does not apply to residential mortgage and consumer loans which are collectively evaluated for impairment and represent in excess of 95% of the Company's total loan portfolio, the initial and continuing application of SFAS 114 has had no significant impact on the Company's consolidated financial statements. Relative to the Company's commercial real estate loan portfolio, a loan is considered to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the underlying value of the collateral.

Loans Serviced for Others

Servicing fees related to loans serviced for others are recognized when loan payments are received. Ancillary income from loan servicing is recorded when received. Operational costs to service such loans are charged to expense as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The costs of purchased mortgage servicing rights are capitalized and are amortized over the estimated remaining lives of the underlying loans using the level-yield method. The carrying value of purchased mortgage servicing rights is periodically evaluated in relation to estimated future servicing revenues. Amortization of purchased mortgage servicing rights is recorded as a component of "Loan servicing fees (expenses), net" in the consolidated statements of operations.

During May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires that an institution which sells or securitizes loans it has originated or purchased, and maintains the servicing rights, to capitalize the cost of the rights to service such loans. As the Company is not currently selling or securitizing any loans that it has originated or purchased, the aforementioned provision of SFAS 122 will not have any impact on the Company's consolidated financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. When adopted, effective January 1, 1996, the Company does not anticipate that this provision will have a significant impact on its consolidated financial statements.

Real Estate Owned

Real estate owned includes properties acquired through foreclosure and properties acquired for development and sale. Real estate acquired through foreclosure is transferred to real estate owned at the lower of cost or estimated fair value, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in an allowance for losses on real estate. Real estate acquired for development and sale is carried at the lower of cost or estimated fair value.

Allowances for Losses

Allowances for losses on loans and real estate owned are established when a loss is probable and can be reasonably estimated. These allowances are provided based on past experience and the prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, and holding and selling costs.

Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions.

Office Properties and Equipment

Office properties and equipment are stated at cost, less accumulated depreciation and leasehold amortization. Depreciation of office buildings and improvements and furniture and equipment is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. The average number of common shares and common equivalent shares outstanding for 1995, 1994, and 1993 was 40,620,932, 37,943,933, and 32,049,577, respectively.

Fully diluted earnings per share has been computed using the weighted average number of common shares and common equivalent shares, including the effect of the assumed conversion of convertible preferred stock into common stock. The average number of common shares and common equivalent shares outstanding for 1995, 1994, and 1993 for the purpose of calculating fully diluted earnings per share was 45,541,197, 39,005,360, and 40,395,649, respectively.

Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and other highly liquid debt instruments with an initial maturity of three months or less.

(2)  BUSINESS COMBINATIONS

During the fourth quarter of 1995, the Company completed the acquisitions of Kirksville Bancshares, Inc. (Kirksville) and WSB Bancorp, Inc. (WSB). A total of 1,521,435 shares of the Company's common stock was issued in connection with the Kirksville transaction, which was accounted for as a pooling of interests. The Company paid a total cash consideration of approximately $25.0 million in a purchase transaction to acquire WSB. Total assets of the acquired institutions were approximately $227.6 million. The effect of these transactions were not material to the consolidated financial statements and operating results of the acquired entities are included since the respective acquisition dates.

On June 30, 1994, the Company completed the acquisition of Farm & Home Financial Corporation (Farm & Home) whose assets totaled $3.1 billion. As a result of this transaction, the Company issued 17,993,838 shares of common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for all periods presented. Total income, extraordinary items, and net income for the Company and Farm & Home after the effect of the restatement for SFAS 115 (discussed further below) and prior to the combination were as follows:

                                          YEAR ENDED DECEMBER 31,
                                         -------------------------
                                                          1993
                                                          ----
                                                    (in thousands)
     COMPANY
     Total income (1)........................          $ 94,528
     Extraordinary items (net of income tax
      effect)................................            (1,908)
     Net income..............................            36,190
     FARM & HOME
     Total income (1)........................            85,179
     Net income..............................             8,682
     COMBINED
     Total income (1)........................           179,707
     Extraordinary items (net of income tax
      effect)................................            (1,908)
     Net income..............................            44,872

     (1) Net interest income and noninterest income.

Farm & Home adopted the provisions of SFAS 115 on January 1, 1994. Such adoption by Farm & Home resulted in a pretax charge to operations of $9.8 million ($6.5 million net of tax) to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. As the Company had adopted SFAS 115 at December 31, 1993, the $6.5 million net of tax charge by Farm & Home, which was recorded as a cumulative effect of a change in accounting principle, was reflected in the consolidated statement of operations of the Company for 1993.

On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was accounted for under the purchase method of accounting and resulted in an intangible asset related to the deposit accounts of approximately $13.8 million.

On November 8, 1993, the Company completed the acquisition of the 17 eastern Missouri retail banking branches of Home Savings of America. The Company received net cash totaling approximately $709.4 million. Gross proceeds totaled $733.3 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $23.9 million, which was paid by the Company for the acquisition of certain loans made by Savings of America primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and a tax deductible intangible asset related to the deposit accounts of approximately $7.7 million.

On June 11, 1993, the Company completed the acquisition of the Missouri retail banking franchise of First Nationwide Bank of San Francisco, California (First Nationwide). The Company received net cash totaling approximately $588.1 million. Gross proceeds totaled $595.1 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $7.0 million, which was paid by the Company for the acquisition of certain loans made by First Nationwide primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and a tax deductible intangible asset related to the deposit accounts of approximately $75,000.

Other acquisition and sale activity of Farm & Home during 1994 and 1993 is summarized as follows:

                             Nature                                  Items Sold,
Date                     of Transactions                        Purchased or Exchanged                    Cash Consideration
- ----                     ---------------                        ----------------------                    ------------------
July 1, 1994         Sale of loan production                 $75.2 million of Texas home builder          Received $75.2 million
                     business in Texas                       lines of credit and six land acquisition
                                                             and development/rehab loans

June 24, 1994        Sale of Corpus Christi, Texas           $54.8 million of branch deposits             Paid $53.9 million
                     branch facility and deposit             and $927,000 of related deposit
                     accounts                                account loans and furniture and
                                                             fixtures

June 3, 1994         Sale of deposit accounts                $13.6 million of branch deposits             Paid $13.4 million
                     of branch                               and $177,000 of related deposit
                                                             account loans

December 17, 1993    Sale of two Austin, Texas               $260.0 million of branch deposits            Paid $251.0 million
                     and four San Antonio, Texas             and $9.0 million of branch facilities
                     branch facilities and deposit accounts  and deposit related deposit account loans and furniture and fixtures

November 19, 1993    Purchase of two retail banking          $107.5 million of branch deposits            Received $104.3 million
                     branches in Springfield, Missouri       and $1.0 million of related deposit
                                                             loans, furniture and fixtures, and a
                                                             $2.2 million tax deductible core
                                                             deposit intangible

April 12, 1993       Sale of Harrisonville, Texas            $18.7 million of branch deposits and         Paid $18.5 million
                     branch facility and deposits            $190,000 of related deposit account loans
                                                             and furniture and fixtures

March 5, 1993        Exchange of two branch facilities       $133.9 million of branch deposits and        Received $63.1 million
                     and deposit accounts from three         related deposit account loans and
                     branch facilities in Texas              furniture and fixtures exchanged for
                     for two branch facilities and           $198.1 million of branch deposits, $863,000
                     accounts and five branch facilities     of related deposit account loans, and a
                     in Missouri                             $711,000 tax deductible core deposit
                                                             intangible

(3)  FAIR VALUE CONSOLIDATED BALANCE SHEETS

The Company's primary objective in managing interest rate risk is to position the Company such that changes in interest rates do not have a material adverse impact upon the net market value of the Company. Net market value considers the fair value of financial instruments (assets, liabilities, and off-balance-sheet items), in contrast to the accompanying consolidated balance sheets which are historical cost based. The estimated fair values of the Company's assets and liabilities, and the related carrying amounts from the accompanying consolidated balance sheets, are as follows (in thousands):

                                                                          DECEMBER 31, 1995         DECEMBER 31, 1994
                                                                       ------------------------   -----------------------
                                                                         CARRYING       FAIR      CARRYING        FAIR
                                                                          AMOUNT       VALUE       AMOUNT         VALUE
                                                                       ----------    ---------    --------      ---------
ASSETS:
  Cash and cash equivalents............................................$   15,433   $   15,433   $   22,106    $   22,106
  Securities available for sale:
    Investment securities..............................................   159,857      159,857      109,136       109,136
    Mortgage-backed securities......................................... 1,433,648    1,433,648    1,593,015     1,593,015
    Interest rate exchange, cap, and floor agreements..................    12,956       12,956       62,955        62,955
    Options............................................................        --           --          593           593
  Securities held to maturity:
    Investment securities..............................................   119,186      120,517      156,773       156,170
    Mortgage-backed securities......................................... 3,430,954    3,431,341    3,119,289     2,996,829
  Loans................................................................ 3,577,892    3,708,014    3,072,151     2,995,981
  Office properties and equipment, net.................................    52,466       53,262       53,483        52,980
  Deferred losses on interest rate exchange agreements.................    20,831           --       21,243            --
  Unamortized fees on interest rate
    caps, floors, and collar...........................................    38,049       37,302       43,318        18,913
  Other assets.........................................................   151,789      159,548      177,804       220,530
                                                                        ---------    ---------    ---------     ---------
                                                                      $ 9,013,061  $ 9,131,878  $ 8,431,866   $ 8,229,208
                                                                        =========    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits..................                                          $ 4,907,497  $ 4,954,183  $ 4,899,389   $ 4,815,151
  Securities sold under agreements to repurchase....................... 1,082,814    1,083,048    1,208,127     1,206,478
  Advances from Federal Home Loan Bank................................. 2,377,138    2,378,419    1,707,938     1,687,847
  Other borrowings.....................................................    47,523       50,260       47,384        46,876
  Deferred gains on interest rate exchange agreements..................     5,661           --       16,673            --
  Interest rate exchange agreements....................................        --      108,698           --        18,487
  Other liabilities....................................................    95,522       95,292      110,729       102,668
    Total liabilities.................................................. 8,516,155    8,669,900    7,990,240     7,877,507
                                                                        ---------    ---------    ---------     ---------
  Net market value.....................................................        --      461,978           --       351,701
  Stockholders' equity.................................................   496,906           --      441,626            --
                                                                        ---------    ---------    ---------     ---------
                                                                      $ 9,013,061  $ 9,131,878  $ 8,431,866   $ 8,229,208
                                                                        =========    =========    =========     =========
NON-FINANCIAL INSTRUMENTS:
  Demand deposits.....................................................$       --   $    19,552  $        --   $    52,231
  Commitments to extend credit........................................$   225,324  $   225,752  $    57,422   $    57,201
                                                                         ========     ========     ========      ========

Net market value is not intended to represent the value of the Company's stock or the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. Such amounts ascribe no value to intangible assets or to the going concern value of the enterprise.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents - Due to the short-term nature of these financial instruments, carrying value approximates fair value.

Investment securities and mortgage-backed securities - Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated using quoted market prices for similar agreements and securities, or in limited instances discounted cash flow analyses. Stock in the Federal Home Loan Bank is valued at cost, which represents redemption value and approximates fair value.

Loans - The fair value of loans is estimated by discounting future cash flows at market interest rates for loans of similar credit risk, terms and maturities, taking into consideration repricing characteristics and prepayment risk.

Office properties and equipment - The fair value of office properties is estimated based upon in-house appraised values for the Company's properties.
The net book value of office equipment is assumed to approximate its fair value.

Other assets and liabilities - The estimated fair value of other assets, which includes intangibles and real estate owned and other liabilities represents the sum of all contractual financial receivables or obligations adjusted for the tax effects.

Deposits with defined maturities - The fair value of certificates of deposit accounts is based on the discounted values of contractual cash flows using rates currently offered in the marketplace for accounts of similar remaining maturities.

Deposits without defined maturities - For the purposes of calculating "Net Market Value," no consideration is given to the economic value of the Bank's long-term relationships with its depositors. For deposit liabilities without defined maturities, fair value is assumed to be the amount payable on demand at the reporting date. By ignoring what is commonly referred to as a core deposit intangible, no consideration is given to the present value of the Company's expected future profitability derived from those customer relationships. However, such value as calculated by the Company is disclosed, net of applicable income taxes, under the heading "Non-Financial Instruments." The aforementioned value has been calculated by comparing the rates paid on deposits to a rate paid on a wholesale borrowing having a maturity equal to the expected maturity of the deposits reduced by the cost to service and insure such deposits.

Securities sold under agreements to repurchase - Fair values are based on the discounted value of contractual cash flows using dealer quoted rates for agreements of similar terms and maturities.

Advances from Federal Home Loan Bank - The fair value of advances from the Federal Home Loan Bank (FHLB) is based on discounted values of contractual cash flows using rates currently offered in the marketplace for instruments with similar terms and maturities.

Other borrowings - Fair values are based on quoted market prices, dealer quotes, or on the discounted values of contractual cash flows using market derived spreads.

Interest rate exchange agreements - The fair values of interest rate exchange agreements, which includes swaps, caps, and floors, are estimated by comparing the contractual rates the Company is paying or receiving to market rates quoted on new agreements with similar maturities by counterparties of similar creditworthiness. Changes in the fair values and carrying values of existing agreements are included in the fair values of the assets or liabilities being hedged.

     Commitments to extend credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     Income taxes - The estimated income tax effects arising from the differences between fair values and tax bases of financial instruments is calculated and included in the fair value disclosure of other assets or other liabilities. The effect of the restoration to taxable income of the Bank's bad debt reserves for income tax purposes resulting from the unlikely event of liquidation has not been included.

(4)  SECURITIES AVAILABLE FOR SALE

The amortized cost and market value of securities available for sale at December 31, 1995 are summarized as follows:

                                                             GROSS         GROSS
                                              AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                COST          GAINS        LOSSES        VALUE
                                              ---------    ----------    ----------    ----------
                                                                   (in thousands)
Investment Securities:
  U.S. Government and agency obligations..   $   10,671    $      439    $      (25)  $    11,085
  Corporate securities....................       14,882         1,887            (6)       16,763
                                              ---------     ---------     ---------    ----------
                                                 25,553         2,326           (31)       27,848
  FHLB stock..............................      132,009            --            --       132,009
                                              ---------     ---------     ---------    ----------
                                                157,562         2,326           (31)      159,857
                                              ---------     ---------     ---------    ----------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
   GNMA...................................      694,541        17,996          (538)      711,999
   FNMA...................................      342,405         4,440          (313)      346,532
   FHLMC..................................      308,839         6,380          (803)      314,416
  Other...................................       59,512         3,090        (1,901)       60,701
  Derivative financial instruments:
   Interest rate exchange agreements......       (4,294)           --        (2,234)       (6,528)
   Interest rate cap agreements...........       23,997            --       (15,259)        8,738
   Interest rate floor agreements.........        4,271         6,475            --        10,746
                                              ---------     ---------     ---------    ----------
                                              1,429,271        38,381       (21,048)    1,446,604
                                              ---------     ---------     ---------    ----------
                                            $ 1,586,833    $   40,707    $  (21,079)  $ 1,606,461
                                              =========     =========     =========    ==========

The amortized cost and market value of securities available for sale at December 31, 1994 are summarized as follows:

                                                                GROSS         GROSS
                                               AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                 COST           GAINS         LOSSES         VALUE
                                               ---------     ----------     ----------    ----------
                                                                   (in thousands)
Investment Securities:
  FHLB stock...........................       $  109,136     $       --     $       --    $  109,136
                                               ---------      ---------      ---------     ---------

 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA..............................          693,362             68        (30,698)      662,732
     FNMA..............................          493,412             41        (18,002)      475,451
     FHLMC.............................          408,640              8        (13,519)      395,129
  Other................................           60,584          2,105         (2,986)       59,703
  Derivative financial instruments:
    Interest rate exchange agreements..               --          3,476             --         3,476
    Interest rate cap agreements.......           31,426         26,471             --        57,897
    Interest rate floor agreements.....            5,191             --         (3,609)        1,582
    Financial futures..................          (28,447)        28,447             --            --
    Exchange traded options............               81            512             --           593
                                               ---------      ---------      ---------     ---------
                                               1,664,249         61,128        (68,814)    1,656,563
                                               ---------      ---------      ---------     ---------
                                              $1,773,385     $   61,128     $  (68,814)   $1,765,699
                                               =========      =========      =========     =========

The amortized cost and market value of debt securities available for sale at December 31, 1995, by contractual maturity, are summarized as follows:

                                           AMORTIZED     MARKET
                                             COST        VALUE
                                          -----------  -----------
                                               (in thousands)
Due in one year or less.................  $     2,753  $     2,755
Due after one year through five years...        9,866       10,028
Due after five years through ten years..       11,889       14,002
Due after ten years.....................        1,045        1,063
                                            ---------    ---------
                                               25,553       27,848
Mortgage-backed securities..............    1,429,271    1,446,604
                                            ---------    ---------
                                          $ 1,454,824  $ 1,474,452
                                            =========    =========

At December 31, 1995 and 1994, accrued interest receivable on securities available for sale totaled $8.0 million and $7.3 million, respectively.

Securities available for sale with an amortized cost and approximate market value of $1.1 billion and $1.3 billion at December 31,1995 and 1994, respectively were pledged to secure deposits, securities sold under agreements to repurchase, other borrowings and interest rate exchange agreements.

Gross realized gains on the sale of or early redemption by the issuer of securities available for sale totaled $25.6 million, $26.3 million and $25.9 million for 1995, 1994 and 1993, respectively. Gross realized losses on such securities totaled $9.1 million, $43.6 million, and $11.2 million for 1995, 1994 and 1993, respectively.

(5)  SECURITIES HELD TO MATURITY

The amortized cost and market value of securities held to maturity at December 31,1995 are summarized as follows:

                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                               COST          GAINS          LOSSES         VALUE
                                            ----------     ----------     ----------     ----------
                                                                 (in thousands)
Investment Securities:
 U.S. Government and agency obligations..  $   113,554     $    1,242     $       --    $   114,796
 Corporate securities....................        5,632             89             --          5,721
                                             ---------       --------       --------      ---------
                                               119,186          1,331             --        120,517
                                             ---------       --------       --------      ---------
Mortgage-backed Securities:
 Mortgage-backed certificates:
   GNMA..................................       13,895            177           (243)        13,829
   FNMA..................................      131,874          1,919           (422)       133,371
   FHLMC.................................      239,026          3,287           (742)       241,571
  Private pass-throughs..................    2,705,311         21,618        (21,758)     2,705,171
  Collateralized mortgage obligations....      340,848          2,556         (6,005)       337,399
                                             ---------       --------       --------      ---------
                                             3,430,954         29,557        (29,170)     3,431,341
                                             ---------       --------       --------      ---------
                                           $ 3,550,140      $  30,888     $  (29,170)   $ 3,551,858
                                             =========       ========       ========      =========

The amortized cost and market value of securities held to maturity at December 31, 1994 are summarized as follows:

                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                               COST          GAINS          LOSSES         VALUE
                                            ----------     ----------     ----------     ----------
                                                                 (in thousands)
Investment Securities:
 U.S. Government and agency obligations..  $   115,500     $      208     $   (1,814)   $   113,894
 Corporate securities....................       41,273          1,127           (124)        42,276
                                             ---------       --------       --------      ---------
                                               156,773          1,335         (1,938)       156,170
                                             ---------       --------       --------      ---------
Mortgage-backed Securities:
 Mortgage-backed certificates:
   GNMA..................................       16,595             20           (722)        15,893
   FNMA..................................      169,820            677         (4,194)       166,303
   FHLMC.................................      272,775          1,191         (6,991)       266,975
  Private pass-throughs..................    2,271,272            678        (96,423)     2,175,527
  Collateralized mortgage obligations....      388,827            906        (17,602)       372,131
                                             ---------       --------       --------      ---------
                                             3,119,289          3,472       (125,932)     2,996,829
                                             ---------       --------       --------      ---------
                                           $ 3,276,062     $    4,807     $ (127,870)   $ 3,152,999
                                             =========       ========       ========      =========

The amortized cost and market value of securities held to maturity at December 31, 1995, by contractual maturity, are summarized as follows:

                                           AMORTIZED         MARKET
                                             COST            VALUE
                                          ------------    ------------
                                                 (in thousands)
Due in one year or less.................   $    10,112     $    10,204
Due after one year through five years...       109,074         110,313
Due after five years through ten years..            --              --
Due after ten years.....................            --              --
                                             ---------       ---------
                                               119,186         120,517
Mortgage-backed securities                   3,430,954       3,431,341
                                             ---------       ---------
                                           $ 3,550,140     $ 3,551,858
                                             =========       =========

At December 31, 1995 and 1994, accrued interest receivable on securities held to maturity totaled $23.1 million and $19.3 million, respectively.

Securities held to maturity with an amortized cost and approximate market value of $1.4 billion and $1.3 billion at December 31,1995 and 1994, respectively, were pledged to secure securities sold under agreements to repurchase, other borrowings and interest rate exchange agreements.

During 1995, certain private issuer mortgage-backed securities held by the Company were determined to be other than temporarily impaired. As a result, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax) to reflect the impairment of such securities. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates, and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the securities.

On November 15, 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers" (the Report). The Report was issued as an aid in understanding and implementing SFAS 115. The Report provided transition guidance for an enterprise that adopted SFAS 115 prior to the issuance of the Report. The guidance allowed a one-time reassessment of the classification of securities as of a single measurement date without tainting the classification of the remaining held to maturity debt securities. Such reassessment and transfers were to be completed no later than December 31, 1995. On December 31, 1995, the Company transferred into the available for sale portfolio from the held to maturity category mortgage-backed securities with a recorded and market value of $67.5 million and investment securities with a recorded and market value of $17.6 million.

Effective December 31, 1993, the Company adopted the provisions of SFAS 115 on a prospective basis. As a result, mortgage-backed and investment securities with an amortized cost of approximately $1.6 billion were transferred into the available for sale portfolio. At December 31, 1993, these securities were adjusted to reflect the excess market value over amortized cost of $18.3 million. Additionally, a tax liability of $6.7 million was recorded to reflect the tax effect of the adjustment to market. The net increase of $11.6 million was recorded as an unrealized gain and included as a separate component of stockholders' equity. In addition, the Company recorded a pretax charge to operations of $9.8 million to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. The resultant $6.5 million impairment was recorded as a cumulative effect of a change in accounting principle, net of tax, in the consolidated statement of operations of the Company for the year ended December 31, 1993.

(6)  LOANS

Loans are summarized as follows:

                                                         DECEMBER 31,
                                                   --------------------------
                                                      1995            1994
                                                   -----------    -----------
                                                          (in thousands)
Real Estate:
 Residential...................................    $ 3,320,098    $ 2,887,992
 Construction..................................         11,969         18,489
 Commercial....................................        137,507        132,316
Consumer loans.................................        125,633         84,013
                                                    ----------     ----------
                                                     3,595,207      3,122,810
Add (Deduct):
 Loans in process..............................         (4,266)       (28,348)
 Purchased loan premiums.......................         17,359         10,848
 Unearned discounts............................         (9,105)        (9,369)
 Deferred loan costs (fees)....................            552           (875)
 Allowance for losses..........................        (21,855)       (22,915)
                                                    ----------     ----------
                                                   $ 3,577,892    $ 3,072,151
                                                    ==========     ==========
Weighted average interest rate at end of year..           7.58%          7.43%
                                                          ====           ====

Gross loans at December 31, 1995, by contractual maturity or repricing date, were as follows (in thousands):

Adjustable-rate loans:
 Due within one year...........................            $    24,819
 After one but within five years...............                 68,965
 After five but within ten years...............                 99,035
 After ten years...............................              2,041,579
                                                            ----------
                                                             2,234,398
                                                            ==========
Fixed-rate loans:
 Due within one year...........................                 27,208
 After one but within five years...............                128,746
 After five but within ten years...............                121,653
 After ten years...............................              1,083,202
                                                             1,360,809
                                                            ----------
                                                           $ 3,595,207
                                                            ==========

At December 31, 1995 and 1994, accrued interest receivable on loans totaled approximately $22.3 million and $18.4 million, respectively.

Nonaccrual loans totaled $9.5 million and $7.6 million at December 31, 1995 and 1994, respectively. If interest on these loans had been recognized, such income would have been $1.1 million and $686,000 for 1995 and 1994, respectively. During 1995 and 1994, these nonaccrual loans contributed $203,000 and $221,000 to interest income,respectively. In addition, at December 31, 1995 and 1994, the Company had troubled debt restructurings aggregating $661,000 and $2.8 million, respectively. During 1995 and 1994, these troubled debt restructurings contributed $175,000 and $184,000 to interest income, respectively. Had these loans not been restructured interest income would have been $211,000 and $222,000 for 1995 and 1994, respectively.

As of December 31, 1995, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $54.0 million, adjustable-rate mortgage loans of approximately $45.5 million, fixed-rate residential construction loans of approximately $1.9 million, and adjustable-rate residential construction loans of approximately $300,000. The Company also had outstanding commitments to purchase adjustable-rate mortgage loans of approximately $123.3 million. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The amount of credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

The Company services loans for its own account and also services loans for third-party investors under loan servicing agreements. Pursuant to these agreements, the Company typically collects from the borrower monthly payments of principal and interest on mortgage loans and additional amounts towards payment of real estate taxes and insurance. The Company retains its servicing fee from such payments and remits the balance of the principal and interest payments to the investors in the mortgage loans or associated mortgage-backed securities.
At December 31, 1995 and 1994, the Company serviced 78,698 loans totaling $5.0 billion and 83,537 loans totaling $5.3 billion, respectively. Of these amounts, $3.0 billion and $2.5 billion were serviced on the Company's own behalf at December 31, 1995 and 1994, respectively.

Activity in purchased mortgage servicing rights, which is recorded in other assets in the accompanying consolidated balance sheets, is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1995          1994          1993
                                                                  --------      --------      --------
                                                                           (in thousands)
Balance, beginning of year..................................      $ 22,556      $ 28,117      $ 49,647
Purchases...................................................           812            --        14,660
Sales.......................................................        (3,273)           --            --
Amortization................................................        (4,233)       (5,561)      (36,190)
                                                                   -------       -------       -------
Balance, end of year........................................      $ 15,862      $ 22,556      $ 28,117
                                                                   =======       =======       =======




(7) REAL ESTATE OWNED

Real estate owned is summarized as follows:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                    1995              1994
                                                                  --------          --------
                                                                        (in thousands)
Acquired through foreclosure................................      $ 19,098          $ 19,282
Acquired for development and sale...........................           705             2,517
                                                                    ------            ------
                                                                    19,803            21,799
Less allowance for losses...................................        (4,370)           (6,484)
                                                                    ------            ------
                                                                  $ 15,433          $ 15,315
                                                                    ======            ======

(8) ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

Activity in the allowance for loan losses is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1995          1994          1993
                                                                  --------      --------      --------
                                                                             (in thousands)
Balance, beginning of year..................................      $ 22,915      $  9,056      $ 10,753
Provision charged to expense................................         1,200        12,432           706
Additions acquired through acquisitions.....................         1,166         2,483            --
Charge-offs, net............................................        (3,426)       (1,056)       (2,403)
                                                                   -------       -------       -------
Balance, end of year........................................      $ 21,855      $ 22,915      $  9,056
                                                                   =======       =======       =======

Activity in the allowance for losses on real estate owned is summarized as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              1995              1994              1993
                                                                          ----------          --------          -------
                                                                                           (in thousands)
Balance, beginning of year..........................................         $ 6,484           $ 3,737          $ 4,776
Provision for real estate losses....................................              --             4,581            4,238
Additions acquired through acquisitions.............................              --               197               --
Charge-offs.........................................................          (2,114)           (2,031)          (5,277)
                                                                              ------            ------           ------
Balance, end of year................................................         $ 4,370           $ 6,484          $ 3,737
                                                                              ======            ======           ======

(9)  OFFICE PROPERTIES AND EQUIPMENT, NET

Office properties and equipment are summarized as follows:

                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                   1995                    1994
                                                                ---------               ---------
                                                                         (in thousands)
Land, office buildings and improvements...............           $ 53,601                $ 53,463
Furniture and equipment...............................             23,056                  20,085
Leasehold improvements................................              4,349                   4,339
                                                                  -------                 -------
                                                                   81,006                  77,887
Less accumulated depreciation and amortization........             28,540                  24,404
                                                                  -------                 -------
                                                                 $ 52,466                $ 53,483
                                                                  =======                 =======

Depreciation and amortization expense on office properties and equipment totaled $4.3 million, $5.8 million, and $4.3 million for 1995, 1994, and 1993, respectively.

The Company and its subsidiaries lease certain premises and equipment under operating leases which expire through the year 2014, with certain lease agreements containing renewal options. Minimum lease payments (in thousands) for the years ending December 31 are summarized as follows:

          1996................................................................$  2,839
          1997................................................................   2,658
          1998................................................................   2,349
          1999................................................................   1,115
          2000................................................................     669
          2001 through 2014...................................................   2,647
                                                                               -------
                                                                              $ 12,277
                                                                               =======

Rent expense totaled $2.8 million, $4.7 million, and $4.3 million for 1995, 1994, and 1993, respectively.

(10) INTANGIBLE ASSETS

Intangible assets and fair value in excess of cost of net assets acquired (negative goodwill), included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets are summarized as follows:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                        1995                   1994
                                                                     --------                -------
                                                                             (in thousands)
Intangible assets:
  Goodwill...............................................            $    671                $    671
  Core deposit intangibles...............................              33,457                  27,380
                                                                       ------                 -------
                                                                       34,128                  28,051
  Less accumulated amortization..........................               4,896                   2,569
                                                                       ------                 -------
                                                                       29,232                  25,482
Negative goodwill, net of accumulated amortization.......              (4,173)                 (5,281)
                                                                       ------                  ------
                                                                     $ 25,059                $ 20,201
                                                                       ======                  ======

The presentation of intangible assets in accordance with generally accepted accounting principles does not recognize the future economic benefits associated with certain of the Company's intangible assets whose amortization is tax deductible. Such intangible assets approximated $9.0 million at December 31, 1995. The future benefits associated with such tax deductible intangibles is approximately $3.2 million.

Goodwill (including negative goodwill) and core deposit intangibles resulted from business combinations which were accounted for using the purchase method of accounting and from branch deposit acquisitions. These intangibles are amortized on a straight line basis over the period that it is expected to be benefited, not to exceed ten years. Intangible assets are periodically reviewed for possible impairment when events or changed circumstances affect the underlying basis of the assets.

(11) DEPOSITS

Deposits are summarized as follows:

                                                                         DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                                  1995                                             1994
                                        --------------------------------------      ------------------------------------
                                                       PERCENT      AVERAGE                       PERCENT       AVERAGE
                                           AMOUNT      OF TOTAL      RATE          AMOUNT         OF TOTAL       RATE
                                        -----------    --------     ------       -----------     ---------     -------
                                                                     (dollars in thousands)
Demand deposits:
 NOW................................   $   343,036        7.0%       0.96%      $   335,261         6.8%        1.12%
 Passbook...........................       327,219        6.7        2.31           396,002         8.1         2.29
 Money market demand................       555,277       11.3        4.12           558,991        11.4         3.06
                                         ---------      -----                    ----------       -----
  Total demand deposits                  1,225,532       25.0        2.75         1,290,254        26.3         2.32
                                         ---------      -----                    ----------       -----
Certificates of deposit:
 2.00% to 4.00%.....................        44,903         .9        3.78           787,244        16.1         3.72
 4.00% to 6.00%.....................     2,278,911       46.4        5.40         1,976,308        40.3         4.89
 6.00% to 8.00%.....................     1,324,401       27.0        6.53           719,146        14.7         6.76
 8.00% to 10.00%....................        33,207         .7        9.03           121,448         2.5         8.63
 10.00% & above.....................           674         --       11.16             4,439          .1        11.05
                                         ---------       ----                     ---------       -----
  Total certificates of deposit          3,682,096       75.0        5.82         3,608,585        73.7         5.14
                                         ---------      -----                    ----------       -----
Unearned discount on brokered
 certificates.......................          (117)        --          --                --          --           --
Net adjustment related to purchase
 method of accounting...............           (14)        --          --               550          --           --
                                         ---------      -----                     ---------        ----
                                       $ 4,907,497      100.0%       5.05%      $ 4,899,389       100.0%        4.38%
                                         =========      =====        ====        ==========       =====        =====

The scheduled maturities of certificates of deposit are summarized as follows:

                                                                             DECEMBER 31,
                                                   -----------------------------------------------------------
                                                                1995                            1994
                                                   ----------------------------     --------------------------
                                                                        PERCENT                        PERCENT
                                                        AMOUNT         OF TOTAL        AMOUNT         OF TOTAL
                                                   --------------      --------     -----------       --------
                                                                         (dollars in thousands)
Due within:
 One year......................................      $ 2,204,654         59.9%      $ 1,998,163         55.4%
 Two years.....................................          741,149         20.1           725,953         20.1
 Three years...................................          250,594          6.8           406,549         11.3
 Four years....................................          279,177          7.6           174,495          4.8
 Five years....................................          119,912          3.3           230,928          6.4
 Thereafter....................................           86,610          2.3            72,497          2.0
                                                       ---------        -----         ---------        -----
                                                     $ 3,682,096        100.0%      $ 3,608,585        100.0%
                                                       =========        =====         =========        =====

At December 31, 1995 and 1994, accrued interest payable on deposits totaled $7.2 million and $6.7 million, respectively.

Certificate of deposit accounts with balances of $100,000 or greater totaled $262.8 million and $207.4 million at December 31, 1995 and 1994, respectively. At December 31, 1995, $48.0 million will mature within three months, $59.3 million will mature in three to six months, $66.8 million will mature in six months to one year, and $88.7 million will mature after one year.



Interest expense on deposits by type is summarized as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                       1995                1994               1993
                                                                       ----               ------              ----
                                                                                      (in thousands)
Passbook.....................................................       $   8,063           $   9,821          $   8,527
NOW and money market demand..................................          22,782              23,706             21,933
Certificates of deposit......................................         202,991             166,663            162,145
                                                                      -------             -------           --------
                                                                    $ 233,836           $ 200,190          $ 192,605
                                                                      =======             =======           ========

(12)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Mortgage-backed securities sold under agreements to repurchase are treated as financings. The securities underlying the agreements are book entry securities and are delivered, by appropriate entry, to the major investment banking firms (dealers) used in the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities or substantially identical securities at the maturities of the agreements.

The carrying value and market value of securities sold under agreements to repurchase are summarized as follows:

                                                                         DECEMBER 31,                     DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                            1995                             1994
                                                                ------------------------------------------------------------------
                                                                  CARRYING          MARKET        CARRYING           MARKET
                                                                   VALUE            VALUE           VALUE             VALUE
                                                                   -----            -----           -----             -----
                                                                                         (in thousands)
Agreements involving:
 Same securities......................................          $  897,261       $  928,600        $1,056,386        $1,147,100
 Substantially identical securities...................             185,553          186,600           151,741           152,400
                                                                 ---------        ---------         ---------         ---------
                                                                 1,082,814        1,115,200         1,208,127         1,299,500
  Accrued interest payable............................               5,534               --             5,388                --
                                                                 ---------        ---------         ---------         ---------
                                                                $1,088,348       $1,115,200        $1,213,515        $1,299,500
                                                                 =========        =========         =========         =========

The scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                        1995              1994
                                                                                    -----------        -----------
                                                                                            (in thousands)
Maturing within 30 days...............................................              $   951,602        $ 1,158,127
30 - 90 days..........................................................                   34,462                 --
Over 90 days..........................................................                   96,750             50,000
                                                                                      ---------          ---------
                                                                                    $ 1,082,814        $ 1,208,127
                                                                                      =========          =========

Financial data pertaining to the weighted average cost, the level of securities sold under agreements to repurchase, and the related interest expense were as follows (dollars in thousands):

                                                                                            DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                          1995                 1994                 1993
                                                                     -------------          -----------         -----------
Weighted average interest rate at end of year...............                 5.84%                5.96%                3.42%
Weighted daily average interest rate during the year........                 5.93                 4.47                 3.74
Daily average of securities sold under
    agreements to repurchase................................           $1,426,101           $1,193,671           $1,277,514
Maximum securities sold under agreements to
    repurchase at any month end.............................            1,685,869            1,650,963            1,493,445
Interest expense during the year............................               84,557               53,303               47,786

(13) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB are summarized as follows:

                                                                         DECEMBER 31,
                                        ------------------------------------------------------------------------
                                                    1995                                   1994
                                        ------------------------------------------------------------------------
                                                                    WEIGHTED                            WEIGHTED
                                                                     AVERAGE                             AVERAGE
DUE IN                                          AMOUNT                RATE         AMOUNT                 RATE
- ------                                        ----------            -------      ----------             --------
                                                                    (dollars in thousands)
1995....................................     $        --                --%     $   738,000                5.95%
1996....................................       2,077,000              5.74          420,000                5.42
1997....................................         165,756              6.57          415,756                6.32
1998....................................          57,500              5.73           57,500                5.55
2000....................................          75,000              5.76           75,000                5.97
2003....................................           2,000              6.39            2,000                6.39
                                               ---------                          ---------
                                               2,377,256              5.80        1,708,256                5.90
Net adjustment related to purchase
 method of accounting                               (118)                              (318)
                                              ----------                --       ----------                  --
                                             $ 2,377,138              5.80%     $ 1,707,938                5.90%
                                              ==========              ====       ==========                ====

Financial data pertaining to the weighted average cost, the level of FHLB advances and the related interest expense were as follows (dollars in thousands):

                                                                                         December  31,
                                                                   ---------------------------------------------------
                                                                          1995                1994               1993
                                                                      ------------       ------------           -------
Weighted average interest rate at end of year..................            5.80%               5.90%              4.13%
Weighted daily average interest rate during the year...........            5.99                4.80               4.17
Daily average of FHLB advances.................................      $2,236,899          $1,579,100         $  706,900
Maximum FHLB advances at any month end.........................       2,460,000           1,857,000          1,050,000
Interest expense during the year...............................         134,073              75,800             29,452

The Company is required to maintain mortgage-backed securities with a market value of 100% of outstanding collateralized advances and qualifying loans with principal balances aggregating 150% of outstanding noncollateralized advances. FHLB stock is also pledged as collateral for these advances.

During April 1994, the Company terminated a $100.0 million advance from the FHLB while restructuring its portfolio in order to maintain the Company's then existing interest rate position. This resulted in a pretax loss totaling approximately $980,000 in 1994, which has been recorded, net of its tax effect, as an extraordinary item.

(14)  OTHER BORROWINGS

Other borrowings are summarized as follows:                                         DECEMBER 31,
                                                                         ------------------------------
                                                                              1995              1994
                                                                         ------------       -----------
                                                                                   (in thousands)
Mortgage-backed bonds (net of unamortized discounts
  of $92,000 and $96,000 at December 31, 1995 and 1994,
  respectively), 10.125% due April 15, 2018..................                $ 19,664          $ 19,660

Subordinated notes, 9.5% due August 1, 2002..................                  27,859            27,724
                                                                               ------            ------
                                                                             $ 47,523          $ 47,384
                                                                               ======            ======

The payment of principal and interest on the 9.5% notes is subordinated at all times to any indebtedness of the Company outstanding or incurred after the date of issuance. The subordinated notes are callable at the option of the Company after August 1, 1995 at par plus accrued interest. In the indenture relating to the subordinated notes, the Company is restricted as to the amounts of additional indebtedness it may incur and the amount of dividends and other distributions it may pay to its stockholders.

During 1994 and 1993, the Company repurchased and defeased mortgage-backed bonds totaling $54.3 million and $72.9 million, respectively. This resulted in pretax losses totaling approximately $7.2 million and $3.0 million in 1994 and 1993, respectively, which have been recorded, net of their tax effect, as an extraordinary item.

During 1991, the Company, under the name Farm & Home, issued $31.0 million of 13.0% subordinated debentures in exchange for all of its then existing 13.0% Series A Cumulative Exchangeable Preferred Stock. The debentures, which were recorded net of discount of $4.0 million, had a net book value of $27.0 million at December 31, 1993, were scheduled to mature in 2016, and had an effective interest rate of 13.58%. In June 1994, using the proceeds from the issuance of 319,000 shares of preferred stock and cash reserves, these debentures were called at par. This resulted in a pretax loss totaling $4.0 million which has been recorded, net of its tax effect, as an extraordinary item.

(15)  INTEREST RATE RISK MANAGEMENT

The Company's primary objective regarding asset and liability management is to position the Company such that changes in interest rates do not have a material adverse effect on net interest income or the net market value of the Company. The Company's primary strategy for accomplishing its asset and liability management objectives is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). Integral to the duration matching strategy is the use of derivative financial instruments such as interest rate exchange agreements, interest rate cap and floor agreements and, to a much lesser extent, interest rate collar agreements and financial futures contracts.

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

The risks generally associated with interest rate exchange agreements are also the same as for interest rate cap, floor, and collar agreements. Such risks are the risk that the counterparty in the agreement may default ("credit risk"), the risk that at the time of any such default, interest rates may have moved favorably from the perspective of the nondefaulting party ("market risk") and the risk that interest accrued and due to the Company previously reflected in the consolidated balance sheets may not be received as a result of the default. The Company's interest rate exchange agreements and interest rate cap and floor agreements have been entered into with nationally recognized commercial and investment banking firms or the FHLB. As such, the Company does not anticipate nonperformance by the counterparties. Financial futures contracts are subject to similar market risks as are interest rate exchange agreements; however, credit risk is substantially mitigated due to the requirement that participants settle changes in the value of their positions daily.

Interest rate exchange agreements are summarized as follows (dollars in thousands):

                                                           DECEMBER 31, 1995
                                 ---------------------------------------------------------------------
                                    NOTIONAL         AVERAGE      AVERAGE      WEIGHTED
                                    PRINCIPAL         RATE         RATE        AVERAGE          FAIR
                                     AMOUNT         RECEIVED       PAID        MATURITY         VALUE
                                     ------         --------       ----        --------         -----
Available for sale:
 Fixed interest paid...........  $   260,000         5.84%        6.27%       4.25 yrs      $   (6,528)
                                     -------                                                    ------

Interest-bearing liabilities:
 Fixed interest paid...........      795,000         5.88         8.99        5.82 yrs        (122,468)
 Variable interest
   rate paid...................      159,000         7.36         5.94        6.05 yrs          13,770
                                     -------                                                  --------
                                     954,000         6.13         8.48                        (108,698)
                                     -------                                                  ---------
   Total.......................  $ 1,214,000         6.06%        8.01%                     $ (115,226)
                                   =========         ====         ====                        =========

                                                           DECEMBER 31, 1994
                                   --------------------------------------------------------------------
                                    NOTIONAL         AVERAGE     AVERAGE        WEIGHTED
                                    PRINCIPAL         RATE        RATE         AVERAGE           FAIR
                                     AMOUNT         RECEIVED      PAID         MATURITY         VALUE
                                     ------         --------      ----         --------         -----
Available for sale:
 Fixed interest rate paid        $   275,000         5.61%        4.81%        9   mos      $    3,476
                                     -------                                                     -----

Interest-bearing liabilities:
 Fixed interest rate paid......    1,140,000         6.09         8.12         5.10 yrs        (11,921)
 Variable interest
   rate paid...................      159,000         7.36         5.57         7.05 yrs         (6,566)
                                   ---------                                                   -------
                                   1,299,000         6.25         7.81                         (18,487)
                                   ---------                                                   -------
  Total........................  $ 1,574,000         6.13%        7.28%                     $  (15,011)
                                   =========         ====         ====                         =======

Typically, the Company pays a fixed rate of interest for a fixed period of time and receives a variable rate of interest indexed to the three month London Interbank Offered Rate (LIBOR). Changes in the variable rates in the Company's interest rate exchange agreements are designed to offset changes in the Company's yield received on securities available for sale and the cost of short-term deposits and other borrowings.

Interest rate cap, floor and collar agreements are summarized as follows (dollars in thousands):

                                    NOTIONAL     AVERAGE   CURRENT     WEIGHTED
OUTSTANDING                         PRINCIPAL      CAP      INDEX      AVERAGE      CARRYING      FAIR
DECEMBER 31,                         AMOUNT       RATE       RATE      MATURITY      VALUE        VALUE
- ------------                        ---------    -------   -------     --------     --------     -------
CAPS:
1995 Available for sale          $  2,152,500     8.15%      5.85%     3.40 yrs    $ 23,997     $  8,738
      Interest-bearing
         liabilities.........         400,000     9.63       5.88      8.93 yrs      12,876        6,135
                                      -------                                        ------       ------
        Total ...............     $ 2,552,500     8.38%      5.85%     4.26 yrs    $ 36,873     $ 14,873
                                    =========     ====       ====                    ======       ======

1994 Available for sale          $  2,152,500     8.15%      5.93%     4.40 yrs    $ 31,426     $ 57,897
      Interest-bearing
         liabilities.........         400,000     9.63       6.19      9.93 yrs      14,320       13,278
                                      -------                                        ------       ------
        Total................     $ 2,552,500     8.38%      5.97%     5.26 yrs    $ 45,746     $ 71,175
                                    =========     ====       ====                    ======       ======

                                    NOTIONAL     AVERAGE    CURRENT    WEIGHTED
                                    PRINCIPAL     FLOOR      INDEX     AVERAGE     CARRYING       FAIR
                                     AMOUNT       RATE       RATE      MATURITY      VALUE        VALUE
                                   ---------    --------    -------    --------     --------    --------
FLOORS:
1995 Available for sale           $   615,000     5.12%      4.76%     5.06 yrs    $  4,271     $ 10,746
 Interest-bearing
    liabilities..............         955,000     5.32       5.01      6.27 yrs      25,035       31,116
                                      -------                                       -------      -------
   Total.....................     $ 1,570,000     5.24%      4.91%     5.80 yrs    $ 29,306     $ 41,862
                                   ==========     ====       ====                   =======      =======

1994 Available for sale......     $   615,000     5.12%      4.67%     6.06 yrs    $  5,191     $  1,582
     Interest-bearing
        liabilities..........         955,000     5.32       5.02      7.27 yrs      28,788        5,584
                                      -------                                       -------      -------
       Total.................     $ 1,570,000     5.24%      4.88%     6.80 yrs    $ 33,979     $  7,166
                                   ==========     ====       ====                   =======      =======

                                     NOTIONAL     AVERAGE    CURRENT   WEIGHTED
                                    PRINCIPAL    FLOOR/CAP    INDEX     AVERAGE    CARRYING       FAIR
                                     AMOUNT        RATE       RATE     MATURITY      VALUE        VALUE
                                    ---------    --------    -------   ---------   --------      -------
COLLAR:
1995 Interest-bearing
        liabilities..........      $   25,000      5.25%/    5.88%     2.84 yrs      $  138        $  51
                                                  10.25%
1994 Interest-bearing
        liabilities..........      $   25,000      5.25%/    6.06%     3.84 yrs      $  210        $  51
                                                  10.25%

Changes in the notional amounts of interest rate exchange, cap, floor and collar agreements were as follows (in thousands):

                                            INTEREST              INTEREST             INTEREST           INTEREST
                                         RATE EXCHANGE            RATE CAP            RATE FLOOR         RATE COLLAR
                                           AGREEMENTS            AGREEMENTS           AGREEMENTS         AGREEMENTS
                                         --------------          -----------         ------------        -----------
Notional balance at December 31, 1993      $ 1,605,250           $ 1,846,500         $ 1,670,000            $ 25,000

Purchases                                           --               706,000                  --                  --
Terminations and maturities                    (31,250)                   --            (100,000)                 --
                                            ----------            ----------          ----------             -------

Notional balance at December 31, 1994        1,574,000             2,552,500           1,570,000              25,000

Maturities                                    (360,000)                   --                  --                  --
                                            ----------            ----------          ----------             -------
Notional balance at December 31, 1995      $ 1,214,000           $ 2,552,500         $ 1,570,000            $ 25,000
                                            ==========            ==========          ==========             =======

At December 31, 1995, unamortized fees related to the purchase of interest rate cap, floor, and collar agreements totaled $62.0 million. The annual amortization of the unamortized fees is summarized as follows (in thousands):

                                                                                  INTEREST-
                                                             AVAILABLE             BEARING
                                                             FOR SALE            LIABILITIES            TOTAL
                                                            ----------           -----------           --------
    1996.................................................    $  7,421             $  5,269            $ 12,690
    1997.................................................       5,441                5,263              10,704
    1998.................................................       3,335                5,020               8,355
    1999.................................................       2,178                4,502               6,680
    2000.................................................       1,552                4,502               6,054
    2001 through 2005....................................       4,047               13,493              17,540
                                                               ------               ------              ------

                                                             $ 23,974             $ 38,049            $ 62,023
                                                               ======               ======              ======

The Company has terminated interest rate exchange and floor agreements which have resulted in deferred gains and losses. At December 31, 1995, net deferred losses totaled approximately $15.2 million. The annual amortization of the deferred net losses is summarized as follows (in thousands):

            1996..................................................       $  1,764
            1997..................................................          2,484
            1998..................................................          3,570
            1999..................................................          2,765
            2000..................................................          2,503
            2001 through 2002.....................................          2,084
                                                                           ------
                                                                         $ 15,170
                                                                           ======


The Company also utilizes short positions in financial futures contracts to reduce the interest rate risk of certain adjustable rate agency mortgage-backed securities in the available for sale portfolio. Each short position is a contract representing a commitment to sell a $1.0 million, ninety day maturity Eurodollar deposit. Futures contract price changes settle on a daily basis whereby the Company either makes or receives a cash payment. Such cash receipt or payment is recorded against the change in the value of certain adjustable rate agency mortgage-backed securities held in the available for sale portfolio.

Futures contracts utilized to reduce the interest rate risk of certain adjustable rate government agency mortgage-backed securities in the available for sale portfolio are summarized as follows:

                                                                 Contracts
                                           --------------------------------------------------

                                                                    Face          Deferred
                                               Number              Amount           Gain
                                               ------              ------         --------
                                                                 (dollars in millions)
December 31, 1995                               4,115             $ 4,115          $  --

December 31, 1994                              11,072             $11,072          $28.4

In accordance with the Company's accounting policy for financial futures contracts discussed in Note 1, the Company recognized a $34.8 million loss on such contracts during 1995. The loss was recognized as the Company does not expect to continue to consistently achieve high correlation as measured using the " cumulative dollar approach " which has become the accepted accounting practice since Statement of Financial Accounting Standards No. 80, " Accounting for Futures Contracts," does not define how correlation is to be measured. The Company believes that the futures contracts have accomplished their economic risk management objective of substantially mitigating the interest rate risk of owning mortgage-backed securities as evidenced by the relatively insignificant size of the Company's SFAS 115 stockholders' equity component. This charge had no impact upon total stockholders' equity since both the futures contracts and the related mortgage-backed securities have been marked to market through stockholders' equity at each reporting period as required by SFAS 115. Subsequent to year end, the Company closed out all of its futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of interest-bearing deposits and other short-term borrowings.

(16)  NET GAIN (LOSS) FROM FINANCIAL INSTRUMENTS

Net gain (loss) from financial instruments is summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             1995            1994                1993
                                                                             ----            ----                ----
                                                                                        (in thousands)
Mortgage-backed securities held to maturity.......................      $       --        $    (231)         $    (663)
Investment securities held to maturity............................              --              209                 --
Mortgage-backed securities held for trading.......................              --           (4,545)             2,668
Mortgage-backed securities available for sale.....................          16,547          (17,160)            14,659
Investment securities available for sale..........................              --             (115)                60
Cancellation cost of interest rate exchange agreements............              --           (8,910)            (4,496)
Options expense...................................................         (11,079)          (8,368)            (1,582)
                                                                           -------          -------             ------
                                                                        $    5,468        $ (39,120)         $  10,646
                                                                           =======          =======             ======

(17)  INCOME TAXES

If certain conditions are met, savings and loan associations and savings banks are allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses are tax-preference items, and are subject to a minimum tax. The Company used the percentage of taxable income method for 1995, 1994, and 1993 in determining the bad debt deduction for tax purposes.

Income tax expense (benefit) before extraordinary item and the cumulative effect of change in accounting principle is summarized as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                     1995                 1994                 1993
                                                                   --------             ---------            --------
                                                                                    (in thousands)
Current:
 Federal....................................................       $  9,442             $ 28,840             $ 11,186
                                                                                                                1,743
 State......................................................            458                2,021
Deferred:                                                                                                      12,994
 Federal....................................................         10,309              (14,805)               1,211
 State......................................................            407               (1,030)
                                                                    -------             --------              -------
                                                                   $ 20,616             $ 15,026             $ 27,134
                                                                    =======              =======              =======

The reasons for the difference between the expected income taxes, computed at the statutory rate of 35% and the actual income taxes are summarized as follows:

d
                                                                                YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                     1995                 1994                 1993
                                                                   --------              ------               ------
                                                                                     (in thousands)
    Computed "expected" income tax..........................       $ 23,007             $ 16,304             $ 28,141
    State income taxes, net of federal tax benefit..........            562                  644                1,920
    Resolution of federal tax issues........................         (2,188)              (3,110)              (1,709)
    Nondeductible acquisition costs.........................            101                2,469                   --
    Other, net..............................................           (866)              (1,281)              (1,218)
                                                                     ------               ------               ------
                                                                   $ 20,616             $ 15,026             $ 27,134
                                                                     ======               ======               ======

The components of the deferred tax assets and deferred tax liabilities are summarized as follows:

                                                                DECEMBER 31,
                                                         ------------------------
                                                          1995              1994
                                                         ------            ------
                                                              (in thousands)
Deferred tax assets:
   Unrealized losses on securities..............       $ 12,506          $ 18,270
   Litigation settlement........................          1,604             2,365
   Purchased mortgage service rights............          3,704             2,241
   Provision for losses on loans................          7,412             9,456
   Other........................................          4,278             6,325
                                                         ------            ------
    Total deferred tax assets...................         29,504            38,657
                                                         ------            ------
Deferred tax liabilities:
   FHLB stock dividends.........................          8,203             7,210
   Purchase accounting adjustments..............          2,294                --
   Bad debt reserves in excess of base year.....          4,792             3,755
   Deferred income..............................          7,275             8,876
   Other........................................          2,346             3,506
                                                         ------            ------
    Total deferred tax liabilities..............         24,910            23,347
                                                         ------            ------
      Net deferred tax asset....................       $  4,594          $ 15,310
                                                         ======            ======


Retained earnings at December 31, 1995 included earnings of approximately $93.0 million representing tax bad debt deductions, net of actual bad debts and bad debt recoveries, for which no provision for Federal income taxes has been made. If these amounts are used for any purpose other than to absorb loan losses, they will be subject to Federal income taxes at the then prevailing corporate rate.

(18) STOCKHOLDERS' EQUITY

Preferred Stock

On March 2, 1993, the Company completed the public offering of 920,000 shares of 6.5% non-cumulative perpetual convertible preferred stock with a liquidation preference of $50 per share. The net proceeds from the issuance totaled $44.2 million. Each share of preferred stock is convertible, at the option of the holder, into shares of the Company's common stock, par value $.01 per share at a conversion price of $40 per share of common stock, subject to adjustment in certain events. The preferred stock is redeemable, at the option of the Company, in whole at any time or in part, from time to time, on or after May 16, 1997 at $50 per share, plus accrued and unpaid dividends.

On August 17, 1993, the Company issued 80,000 additional shares of 6.5% non-cumulative perpetual convertible preferred stock. These newly issued shares were exchanged for 119,025 shares of common stock of the Company. The market value of the preferred stock issued was equal to that of the common stock being exchanged.

On June 30, 1994, the Company completed the offering of 319,000 shares of 6.5% non-cumulative perpetual convertible preferred stock. The net proceeds from the issuance totaled $21.3 million. The net proceeds from the offering, together with other cash on hand, were used for the early retirement of 13.0% subordinated debentures issued by the Company under the name Farm & Home.

Stock Repurchase Program

On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund, from time to time, the Company's benefit programs. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through December 31, 1995, 224,500 shares of common stock of the Company have been repurchased pursuant to the stock repurchase program at a weighted average price of $15.93.

Common Stock Split

On March 29, 1994, the Company declared a three-for-one common stock split in the form of a 200% common stock dividend payable on May 18, 1994 to stockholders of record on May 2, 1994. Under the terms of the stock split, stockholders received a dividend of two shares for every one share held on the record date. Common shares outstanding for the periods presented, average shares utilized in computing earnings per share and all stock option information has been adjusted to reflect the split.

(19) REGULATORY CAPITAL REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that an institution meet three specific capital requirements: a leverage ratio of core capital to total adjusted assets, a tangible capital ratio expressed as a percent of total tangible assets and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of December 31, 1995, the Bank exceeded all regulatory capital standards, as follows (dollars in millions):

                                                         ACTUAL                    REQUIREMENT             EXCESS CAPITAL
                                                --------------------------------------------------    ----------------------
                                                 AMOUNT         PERCENT       AMOUNT       PERCENT     AMOUNT        PERCENT
                                                -------         -------      -------       -------    -------        -------
Tangible Capital.........................       $ 474.7            5.26%     $ 135.5          1.50%   $ 339.2           3.76%
Core Capital.............................         477.1            5.28        271.0          3.00      206.1           2.28
Risk-based Capital.......................         495.7           14.60        271.6          8.00      224.1           6.60

A reconciliation at December 31, 1995 of stockholders equity and regulatory risk-based capital follows (in thousands):

Stockholders' equity of the Bank.........                                $  515,355
Unrealized gains on available for sale
  securities.............................                                   (10,986)
General valuation allowances.............                                    18,622
Assets required to be deducted - intangible assets and
  nonincludable subsidiaries.............                                   (29,638)
Qualifying intangible assets.............                                     2,369
                                                                            -------

Regulatory risk-based capital of the Bank                                $  495,722
                                                                            =======

The Office of Thrift Supervision (OTS) has adopted a rule incorporating an interest rate risk component into its risk-based capital requirements which utilizes a methodology to measure the interest rate risk exposure of institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flow from the institution's assets, liabilities and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The amount of the required deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS recently announced that it will delay the effectiveness of the regulation until it adopts the process by which an institution may appeal an interest rate risk capital deduction determination. Utilizing this measurement concept, the Bank's interest rate risk at December 31, 1995 would not be greater than normal as defined by the OTS, thus not requiring any additional risk-based capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992.
In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". To be considered "well capitalized", an institution must generally have a leverage (core) ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. At December 31, 1995, the Bank's capital levels would result in a determination of "well capitalized" under the prompt corrective action regulations of FDICIA.

The Bank may not declare or pay a cash dividend on, or repurchase, any of its common stock if the effect thereof would cause the capital of the Bank to be reduced below either the amount required for its liquidation account established at the time of its conversion from mutual to stock form of ownership or the capital requirements imposed by the OTS. As of December 31, 1995, the Bank was in compliance with these requirements.

(20)  STOCK OPTION AND INCENTIVE PLAN

The 1986 Stock Option and Incentive Plan (Plan) was adopted to enable the Company to attract and retain key personnel. The Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock awards, and stock appreciation rights. The Plan authorizes the issuance of up to 4,500,000 shares of the Company's common stock. In addition, the 1994 Non-Employee Director Stock Option Plan authorizes the issuance of up to 150,000 shares of the Company's common stock.

The Company accounts for stock-based compensation under the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Upon adoption in 1996, the Company will elect the pro forma disclosure alternative provided in SFAS 123. Thus, such adoption will not have any impact on the Company's financial condition or results of operations.

Information on the Company's stock options are summarized as follows:

                                                      AVERAGE PRICE    PER SHARE OPTION
                                        SHARES          PER SHARE         PRICE RANGE
                                       --------         ---------         -----------
  Outstanding and exercisable
     at December 31, 1992             2,483,380        $  5.61
      Granted                           138,000          13.73
      Exercised                        (249,366)          3.33
      Cancelled                          (7,539)          3.66
                                         ------
  Outstanding and exercisable
    at December 31, 1993              2,364,475          15.77           $3.00-13.75
      Granted                           205,500          13.89
      Exercised                      (1,420,347)          4.63
      Cancelled                              --             --
                                        -------
  Outstanding and exercisable
     at December 31, 1994             1,149,628           7.67           $3.00-15.50
      Assumed in merger                  93,506           4.09
      Granted                           150,000          16.54
      Forfeited                          (9,000)         16.08
      Exercised                        (349,680)          4.53
                                       --------
  Outstanding and exercisable
    at December 31, 1995              1,034,454        $  9.62           $3.00-18.00
                                      =========        =======

(21)  EMPLOYEE BENEFITS PROGRAMS

Substantially all employees are included in a trusted defined benefit pension plan. Benefits contemplated by the plan are funded through payments of the Financial Institutions Retirement Fund, which operates a multi-employer plan and does not report relative plan assets and actuarial liabilities of the individual participating companies. The cost of funding is charged to current operations. There is no unfunded liability for past service. In addition, the Company maintains a retirement plan for outside directors. Pension expense totaled $1,367,000, $359,000, and $205,000 for 1995, 1994, and 1993, respectively.

The Company maintains a thrift savings plan, qualify under Section 401(k) of the Internal Revenue Code, administered by the Financial Institutions Thrift Plan, and covering substantially all employees. Participants may designate up to 15% of their annual compensation as their contribution to the plan. Contributions by employees of up to 6% of their annual compensation are partially or fully matched by the Company based on each employee's number of years of service. Matching contribution by the Company totaled $936,000, $866,000, and $779,000 for 1995, 1994, and 1993, respectively.

The Company also sponsors an Employee Stock Ownership Plan (ESOP) which covers substantially all employees with more than one year of employment who have attained the age of twenty-one. The ESOP provides for a grant of the Company's stock equal to 1% of the annual compensation of each eligible employee up to annual compensation of $75,000. Contributions are made on December 31 of each year of all eligible employees on that date. Dividends on shares held in each employees's account are reinvested. Contributions made to the ESOP by the Company totaled $247,000, $448,000, and $842,000 for 1995, 1994 and 1993,
respectively.

In addition, the Company sponsors an unfunded retiree medical, dental, and death benefits plan covering eligible employees who retired prior to July 1, 1990 and retired directors from Farm & Home. The plan is contributory with retiree contributions adjusted from time to time. The Company accounts for the plan in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). The plan's impact on the Company's consolidated financial statements are not material, therefore the disclosures required by SFAS 106 are not presented.

(22) LITIGATION

The Company and its subsidiaries are subject to a number of lawsuits and claims, some of which involve substantial amounts arising out of the conduct of its business. Management, after review and consultation with outside legal counsel, is of the opinion that the ultimate disposition of such litigation and claims will not have a material adverse effect of the Company's consolidated financial statements.

(23)  PARENT COMPANY FINANCIAL INFORMATION

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                1995                1994
                                                                             ----------              ----------
                                                                                         (in thousands)
CONDENSED BALANCE SHEETS
Assets:
  Cash...................................................................... $    2,616              $    2,090
  Investment in subsidiaries................................................    517,080                 465,192
  Investment securities available for sale..................................      2,531                      --
  Other assets..............................................................      4,946                   4,172
                                                                               --------                --------
                                                                             $  527,173              $  471,454
                                                                               ========                ========
Liabilities and Stockholders' Equity:
   Subordinated notes....................................................... $   27,859              $   27,724
   Other liabilities........................................................      2,408                   2,104
   Stockholders' equity.....................................................    496,906                 441,626
                                                                               --------                --------
                                                                             $  527,173              $  471,454
                                                                               ========                ========

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               1995         1994         1993
                                                                             --------     --------     --------
                                                                                       (in thousands)
CONDENSED STATEMENTS OF OPERATIONS
Interest income............................................................. $     82     $    241     $    431
Interest expense............................................................    2,867        5,276        7,079
                                                                              -------      -------      -------
 Net interest expense.......................................................   (2,785)      (5,035)      (6,648)
Equity in earnings of subsidiaries..........................................   47,388       36,548       50,021
General and administrative expenses.........................................     (683)      (7,469)      (1,543)
                                                                              -------      -------      -------
 Income before income taxes and extraordinary item..........................   43,920       24,044       41,830
Income tax (benefit)........................................................   (1,198)      (2,280)      (3,042)
                                                                              -------      -------      -------
 Income before extraordinary item...........................................   45,118       26,324       44,872
Extraordinary item, net of income tax effect................................       --       (2,617)          --
                                                                              -------      -------      -------
 Net income................................................................. $ 45,118     $ 23,707     $ 44,872
                                                                              =======      =======      =======

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1994         1993
                                                            ---------    ---------    ---------
                                                                       (in thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income..............................................  $  45,118    $  23,707    $  44,872
  Equity in earnings of subsidiaries......................    (47,388)     (36,548)     (50,021)
  Extraordinary loss on early extinguishment of debt......         --        3,965           --
  Other, net..............................................      1,317          270       (9,456)
                                                             --------     --------     --------
     Net cash used in operating activities................       (953)      (8,606)     (14,605)
                                                             --------     --------     --------
Cash flows from investing activities:
  Dividends received......................................     52,050       45,650        7,500
   Additional investment in subsidiary....................    (21,463)     (19,036)     (44,613)
                                                             --------     --------     --------
     Net cash provided by (used in) investing activities..     30,587       26,614      (37,113)
                                                             --------     --------     --------
Cash flows from financing activities:
  Redemption of subordinated notes........................         --      (31,022)          --
  Cash dividends paid.....................................    (26,789)     (18,056)     (11,501)
  Proceeds from issuance of preferred stock...............         --       21,273       44,185
  Costs from exchange of stock............................         --           --          (28)
  Purchase of treasury stock..............................     (3,426)        (150)          --
  Exercise of stock options...............................      1,107        6,459          748
                                                             --------     --------     --------
     Net cash (used in) provided by financing activities..    (29,108)     (21,496)      33,404
                                                             --------     --------     --------
     Net increase (decrease) in cash......................        526       (3,488)     (18,314)

Cash at beginning of year...............................        2,090        5,578       23,892
                                                             --------     --------     --------
Cash at end of year.....................................    $   2,616    $   2,090    $   5,578
                                                             ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402 (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

Information concerning executive officers of the Registrant is provided herein under Item 1 of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402 (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:
- --------

The Index to Consolidated Financial Statements appears at Item 8, Financial Statements and Supplementary Data.

(a)  (2)  Financial Statement Schedules:
- --------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)  (3)  Exhibits:
- --------






REGULATION
S-K EXHIBIT
NUMBER              DOCUMENT
- ---------           --------
  2            Plan of acquisition, reorganization,
                arrangement, liquidation or succession

  3            Certificate of Incorporation.
                Filed as Exhibit 4.1 to the Registrant's
                Registration Statement No. 33-79308 and
                incorporated herein by reference.

               Bylaws.  Filed as Exhibit 3 to the
                Registrant's Annual Report on
                Form 10-K for the year ended
                December 31, 1988 and incorporated
                herein by reference.

  4            Instruments defining the rights of
                security holders, including
                indentures:

               Specimen common stock certificate.
                Filed as Exhibit 4 to the
                Registrant's Annual Report on
                Form 10-K for the year ended
                December 31, 1988 and
                incorporated herein by reference.

               Form of Certificate of Designation of 6 1/2%
                Non-Cumulative Convertible Preferred Stock,
                Series A.  Filed as Exhibit 4.3 to the
                Registrant's Registration Statement No.
                33-76738 and incorporated herein by reference.

               Specimen stock certificate of 6 1/2% Non-Cumulative
                Convertible Preferred Stock, Series A.
                Filed as

               Exhibit 4.4 to the Registrant's
                Registration Statement No. 33-76738
                and incorporated herein by reference.

               Form of Certificate of Designation of
                6 1/2% Non-Cumulative Convertible Preferred
                Stock, Series F. Filed as Exhibit 4.15 to the Registrant's Registration Statement
                No. 33-79308 and incorporated herein by reference.

               Specimen stock certificate of 6 1/2% Non-Cumulative
                Convertible Preferred Stock, Series F.  Filed as
                Exhibit 4.16 to the Registrant's Registration
                Statement No. 33-79308 and incorporated herein by reference.

               Indenture, dated July 30, 1992,
                with respect to the Registrant's
                9 1/2% Subordinated Notes, due
                August 1, 2002.  Filed as Exhibit 4.1
                to the Registrant's Registration Statement
                No. 33-49108 and incorporated herein by
                reference.

               Indenture, dated April 15, 1988,
                with respect to the Registrant's
                10 1/8% Mortgage-Backed Bonds,
                due April 15, 2018/*/

  9            Voting trust agreement

  10           Material Contracts:
                Amended and Restated 1986 Stock Option
                and Incentive Plan.  Filed as Exhibit
                4.9 to the Registrant's Registration
                Statement No. 33-82864 and incorporated
                herein by reference.

               1988 Non-Employee Directors Retirement
                Pension Plan.  Filed as Exhibit
                4.9 to the Registrant's Annual
                Report on Form 10-K for the year
                ended December 31, 1988 and
                incorporated herein by reference.

               1994 Non-Employee Director
                Stock Option Plan. Filed as Exhibit
                4.10 to the Registrant's Annual
                Report on Form 10-K for the year
                ended December 31, 1994 and
                incorporated herein by reference.

               Roosevelt Bank Supplemental
                Pension Plan. Filed as Exhibit
                4.10 to the Registrant's Annual
                Report on Form 10-K for the year ended
                Decemeber 31, 1994 and incorporated
                herein by reference.


               Roosevelt Bank Management Deferred
                Compensation Plan. Filed as Exhibit
                4.10 to the Registrant's Annual Report
                on Form 10-K for the year ended
                December 31, 1994 and incorporated
                herein by reference.

               Roosevelt Financial Group, Inc.Not applicable
                Retirement Pension Plan for Outside Directors

  11           Statements re computation of
                per share earnings**

  12           Statements re computation of
                ratios

  13           Annual report to security holders

  16           Letter re changes in certifying accountant

  18           Letter re changes in accounting principles

  21           Subsidiaries of the registrant**

  22           Published report regarding matters submitted
                to vote of security holders

  23           Consents of experts

  24           Power of attorney

  27           Financial Data Schedule

  28           Information from reports furnished
                to state insurance regulatory authorities

  99           Additional exhibits

  *            In accordance with Item 601 (b) (4) (iii) of Regulation S-K,
                Registrant hereby agrees to furnish a copy of this instrument to the SEC upon request.

  **           Previously Filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ROOSEVELT FINANCIAL GROUP, INC.



Date: July 30, 1996                By:   /s/ Gary W. Douglass
           --                            ----------------------------------
                                         Gary W. Douglass
                                         Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                      EXHIBIT
     ---------  ------------------------------------------------
        10      Roosevelt Financial Group, Inc. Retirement
                Pension Plan for Outside Directors*

        11      Statements re computation of per share earnings*

        21      Subsidiaries of the registrant*

        23      Consents of experts

____________
* Previously Filed