Form 10-Q
period 1996-06-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-08-14
CIK 830055

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

       (Mark One)
     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996
                                   ---------------------------------------

                                       OR

     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------


                            Commission File #0-17403

                         ROOSEVELT FINANCIAL GROUP, INC.

                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                           43-1498200
      ---------------------------------         -----------------------
        (State or other Jurisdiction            (I.R.S. Employer ID No.)
      of incorporation or organization)


                900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI  63017
       ---------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code (314)  532-6200
                                                      ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X    No
                                       ---------   ---------

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at August 7, 1996
      ----------------------              -------------------------------
          Common Stock                              42,104,400
          Par Value $.01


                                       INDEX



                         ROOSEVELT FINANCIAL GROUP, INC.



                                                                     PAGE
 PART I.    FINANCIAL INFORMATION


 Item 1.    Financial Statements (Unaudited)

            - Consolidated Balance Sheets                              2

            - Consolidated Statements of Operations                    3

            - Consolidated Statements of Stockholders'
              Equity                                                   4

            - Consolidated Statements of Cash Flows                    5

            - Notes to Consolidated Financial
              Statements                                               6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11



PART II.    OTHER INFORMATION

            SIGNATURES

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share data) (Unaudited)


                                                                                    June 30,       December 31,
                                                                                      1996             1995
                                                                                   ----------      ------------
Assets:
Cash and cash equivalents                                                          $   64,253       $   15,433
Securities available for sale:
     Investment securities                                                            159,783          159,857
     Mortgage-backed securities                                                     1,193,977        1,446,604
Securities held to maturity:
     Investment securities                                                            113,570          119,186
     Mortgage-backed securities                                                     3,420,771        3,430,954
Loans                                                                               4,016,699        3,577,892
Real estate owned                                                                      14,920           15,433
Office properties and equipment, net                                                   51,732           52,466
Other assets                                                                          292,067          195,236
                                                                                   ----------       ----------
                                                                                   $9,327,772       $9,013,061
                                                                                   ==========       ==========
Liabilities and Stockholders' Equity:
Deposits                                                                           $4,995,371       $4,907,497
Securities sold under agreements to repurchase                                        994,852        1,082,814
Advances from Federal Home Loan Bank                                                2,610,738        2,377,138
Other borrowings                                                                       47,593           47,523
Other liabilities                                                                     162,901          101,183
                                                                                   ----------       ----------
          Total Liabilities                                                         8,811,455        8,516,155
                                                                                   ----------       ----------
Stockholders' equity:
     Preferred stock -- $.01 par value; $50 preference value; 6.5%
        noncumulative perpetual convertible; aggregate preference value of
        $65,050; 3,000,000 shares authorized and 1,301,000 issued and
        outstanding                                                                        13               13
     Common stock -- $.01 par value; 90,000,000 shares authorized;
        42,145,561 and 41,991,701 shares issued and outstanding at June 30,
        1996 and December 31, 1995, respectively                                          421              420
     Paid-in capital                                                                  264,216          262,381
     Retained earnings -- subject to certain restrictions                             249,730          223,606
     Unrealized gain on securities available for sale, net of taxes                     3,389           12,019
     Unamortized restricted stock awards                                               (1,452)          (1,533)
                                                                                   ----------       ----------
          Total Stockholders' Equity                                                  516,317          496,906
                                                                                   ----------       ----------
                                                                                   $9,327,772       $9,013,061
                                                                                   ==========       ==========


                             See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                 June 30,
                                                                 1996         1995       1996           1995
                                                               --------    --------    --------       --------
Interest income:
     Loans                                                     $ 73,297    $ 61,822    $145,307       $120,762
     Securities available for sale                               25,597      35,020      54,945         72,361
     Securities held to maturity                                 63,048      65,569     127,525        125,583
     Other                                                          338         254         646            512
                                                               --------    --------    --------       --------
          Total interest income                                 162,280     162,665     328,423        319,218
                                                               --------    --------    --------       --------
Interest expense:
     Deposits                                                    60,955      58,240     122,119        112,631
     Other borrowings                                            52,514      56,304     105,860        109,596
     Interest rate exchange agreements, net                       5,515       2,349      10,774          2,789
                                                               --------    --------    --------       --------
          Total interest expense                                118,984     116,893     238,753        225,016
                                                               --------    --------    --------       --------
               Net interest income                               43,296      45,772      89,670         94,202
Provision for losses on loans                                       300         300         600            600
                                                               --------    --------    --------       --------
               Net interest income after provision
                for losses on loans                              42,996      45,472      89,070         93,602
                                                               --------    --------    --------       --------
Noninterest income (loss):
     Retail banking fees                                          3,455       2,696       6,587          5,228
     Insurance and brokerage sales commissions                    2,020       2,105       3,718          4,116
     Loan servicing fees, net                                     2,714       2,102       4,733          4,144
     Net gain from financial instruments                            521         911         862          2,419
     Unrealized losses on impairment of mortgage-
      backed securities held to maturity                             --          --          --        (27,063)
     Other                                                        1,566         540       2,894          1,538
                                                               --------    --------    --------       --------
          Total noninterest income (loss)                        10,276       8,354      18,794         (9,618)
                                                               --------    --------    --------       --------
Noninterest expense:
     Compensation and employee benefits                          10,637       8,578      20,519         17,211
     Occupancy                                                    4,469       4,376       8,391          8,657
     Federal insurance premiums                                   2,267       3,212       4,606          6,423
     Other                                                        6,055       5,574      11,630         10,942
                                                               --------    --------    --------       --------
          Total noninterest expense                              23,428      21,740      45,146         43,233
                                                               --------    --------    --------       --------
               Income before income tax expense                  29,844      32,086      62,718         40,751
Income tax expense                                               10,116      11,027      21,425         14,005
                                                               --------    --------    --------       --------
               Net income                                      $ 19,728    $ 21,059    $ 41,293       $ 26,746
                                                               ========    ========    ========       ========
               Net income attributable to common stock         $ 18,671    $ 20,002    $ 39,179       $ 24,617
                                                               ========    ========    ========       ========

Earnings per share:
               Primary                                         $   0.44    $   0.49    $   0.92       $   0.61
                                                               ========    ========    ========       ========
               Fully-diluted                                   $   0.42    $   0.46    $   0.88       $   0.58
                                                               ========    ========    ========       ========

Dividends Paid                                                 $  0.155    $   0.14    $   0.31       $   0.28
                                                               ========    ========    ========       ========

                                  See accompanying notes to consolidated financial statements

                                                   ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

                                              Consolidated Statements of Stockholders' Equity
                                               (Dollars in thousands) (Unaudited)


                                                           Preferred Stock            Common Stock
                                                       ----------------------    ----------------------     Paid-in      Retained
                                                         Shares       Amount       Shares       Amount      Capital      Earnings
                                                       ----------    --------    ----------    --------    ---------    ----------
Balance, December 31, 1994                             1,319,000     $     13    40,173,527    $    402    $ 255,655    $  191,359
Net income                                                    --           --            --          --           --        45,118
Purchase of common stock for treasury                         --           --            --          --           --            --
Issuance of common stock through stock options
    and employee stock plans                                  --           --       243,763           3        1,531        (1,572)
Issuance of common stock in the acquisition of
    Kirksville Bancshares, Inc.                               --           --     1,521,435          15        5,426        15,475
Exchange of preferred stock for common stock             (18,000)          --        52,976          --         (231)           --
Amortization of restricted stock awards                       --           --            --          --           --            --
Cash dividends declared:
    Common stock                                              --           --            --          --           --       (22,531)
    Preferred stock                                           --           --            --          --           --        (4,243)
Unrealized gains on securities
    available for sale, net                                   --           --            --          --           --            --
                                                       ---------     --------    ----------    --------    ---------    ----------
Balance, December 31, 1995                             1,301,000           13    41,991,701         420      262,381       223,606
Net income                                                    --           --            --          --           --        41,293
Issuance of common stock through stock options
    and employee stock plans                                  --           --       153,860           1        1,835            --
Amortization of restricted stock awards                       --           --            --          --           --            --
Cash dividends declared:
    Common stock                                              --           --            --          --           --       (13,055)
    Preferred stock                                           --           --            --          --           --        (2,114)
Unrealized losses on securities available for
    sale, net                                                 --           --            --          --           --            --
                                                       ---------     --------    ----------    --------    ---------    ----------
Balance, June 30, 1996                                 1,301,000     $     13    42,145,561    $    421    $ 264,216    $  249,730
                                                       =========     ========    ==========    ========    =========    ==========


                                                                                   Unrealized
                                                                                 gain (loss) on
                                                                                   securities
                                                           Treasury Stock        available for     Unamortized          Total
                                                       ----------------------      sale, net        Restricted      Stockholders'
                                                         Shares       Amount        of taxes       Stock Awards        Equity
                                                        --------     --------    --------------    ------------     -------------
Balance, December 31, 1994                               (10,000)    $   (150)   $      (5,653)    $         --     $     441,626
Net income                                                    --           --               --               --            45,118
Purchase of common stock for treasury                   (214,500)      (3,426)              --               --            (3,426)
Issuance of common stock through stock options
    and employee stock plans                             209,976        3,345               --           (1,621)            1,686
Issuance of common stock in the acquisition of
    Kirksville Bancshares, Inc.                               --           --               --               --            20,916
Exchange of preferred stock for common stock              14,524          231               --               --                --
Amortization of restricted stock awards                       --           --               --               88                88
Cash dividends declared:
    Common stock                                              --           --               --               --           (22,531)
    Preferred stock                                           --           --               --               --            (4,243)
Unrealized gains on securities
    available for sale, net                                   --           --           17,672               --            17,672
                                                        --------     --------    -------------     ------------     -------------
Balance, December 31, 1995                                    --           --           12,019           (1,533)          496,906
Net income                                                    --           --               --               --            41,293
Issuance of common stock through stock options
    and employee stock plans                                  --           --               --               --             1,836
Amortization of restricted stock awards                       --           --               --               81                81
Cash dividends declared:
    Common stock                                              --           --               --               --           (13,055)
    Preferred stock                                           --           --               --               --            (2,114)
Unrealized losses on securities available for
    sale, net                                                 --           --           (8,630)              --            (8,630)
                                                        --------     --------    -------------     ------------     -------------
Balance, June 30, 1996                                        --     $     --    $       3,389     $     (1,452)    $     516,317
                                                        ========     ========    =============     ============     =============




       See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                              1996           1995
                                                                                          -----------     -----------
Cash flows from operating activities:
     Net income                                                                           $    41,293     $    26,746
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                         2,201           2,069
          Amortization of discounts and premiums, net                                          15,921           1,609
          Increase in accrued interest receivable                                              (3,281)         (5,299)
          Decrease in accrued interest payable                                                 (7,422)           (201)
          Provision for losses on loans                                                           600             600
          Unrealized losses on impairment of mortgage-backed securities held to maturity           --          27,063
          Other, net                                                                           (3,632)         (4,816)
                                                                                          -----------     -----------

               Net cash provided by operating activities                                       45,680          47,771
                                                                                          -----------     -----------

Cash flows from investing activities:
     Principal payments and maturities of securities available for sale                       106,606          49,163
     Principal payments and maturities of securities held to maturity                         581,993         315,337
     Principal payments on loans                                                              485,980         227,485
     Proceeds from sales of securities available for sale                                     561,202         738,622
     Purchase of securities available for sale                                               (432,202)       (688,704)
     Purchase of securities held to maturity                                                 (573,971)       (746,243)
     Purchase of loans                                                                       (273,006)       (171,623)
     Originations of loans                                                                   (661,037)       (198,877)
     Settlements of financial futures available for sale                                           --         (61,498)
     Net proceeds from sales of real estate                                                     5,231           4,917
     Purchase of mortgage servicing rights                                                    (36,069)             --
     Purchase of office properties and equipment                                               (1,521)           (999)
                                                                                          -----------     -----------

               Net cash used in investing activities                                         (236,794)       (532,420)
                                                                                          -----------     -----------

Cash flows from financing activities:
     Proceeds from FHLB advances                                                            9,622,500       8,718,000
     Principal payments on FHLB advances                                                   (9,389,000)     (8,263,000)
     Proceeds received from termination of interest rate exchange agreements                   14,185              --
     Fees paid for interest rate cap agreements                                               (49,290)             --
     Excess of deposit receipts over withdrawals (withdrawals over receipts)                   87,634        (113,726)
     (Decrease) increase in securities sold under agreements to repurchase, net               (87,962)        147,243
     Proceeds from exercise of stock options                                                    1,070             427
     Purchase of treasury stock                                                                    --          (2,653)
     Cash dividends paid                                                                      (15,169)        (13,389)
     Net increase in advances from borrowers for taxes and insurance                           55,966          40,755
                                                                                          -----------     -----------
               Net cash provided by financing activities                                      239,934         513,657
                                                                                          -----------     -----------
Net increase in cash and cash equivalents                                                      48,820          29,008
Cash and cash equivalents at beginning of period                                               15,433          22,106
                                                                                          -----------     -----------
Cash and cash equivalents at end of period                                                $    64,253     $    51,114
                                                                                          ===========     ===========

Supplemental disclosures of cash flow information:
    Payments during the period for:
          Interest                                                                        $   246,175     $   225,217
          Income taxes                                                                         17,678          23,850
Noncash investing and financing activities:
     Desecuritization resulting in transfer of mortgage-backed securities held to
          maturity to loans receivable held to maturity and real estate owned                      --          33,603
     Redesignation of interest rate exchange and cap agreements to securities
          available for sale                                                                    3,235              --



                      See accompanying notes to consolidated financial statements

                     ROOSEVELT FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly-owned subsidiaries, Roosevelt Bank (the Bank) and F & H Realty (Realty) and the Bank's wholly-owned subsidiaries as of June 30, 1996 and December 31, 1995 and for the three month and six month periods ended June 30, 1996 and 1995.

      In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and the other than temporary impairment write-down of certain private issuer mortgage-backed securities discussed further in Note 7 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary for a fair presentation of the financial condition of the Company as of June 30, 1996 and December 31, 1995 and the results of its operations for the three month and six month periods ended June 30, 1996 and 1995.

      The preceding unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

      When necessary, reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - ACQUISITIONS

       On April 16, 1996, the Company announced the execution of a definitive agreement to acquire Community Charter Corporation (CCC), a commercial bank holding company, in a stock-for-stock transaction. CCC is the parent company of Missouri State Bank and Trust Company (MSB), which serves the St.
Louis metropolitan area. The Company does not plan to merge MSB into its existing wholly-owned subsidiary, Roosevelt Bank. Instead, the Company will own MSB as a separate legal entity, which will continue to be regulated by the Missouri Division of Finance. In the transaction each holder of the common stock of CCC will receive 1.6 shares of the Company common stock for each share of CCC. The transaction is subject to the approval of the stockholders of CCC and federal banking regulators. It is currently anticipated that the transaction will be accounted for under the pooling of interests method of accounting. CCC's consolidated total assets were $62 million at March 31, 1996.

      On April 9, 1996, the Company announced the execution of a definitive agreement with Mutual Bancompany, Inc. (Mutual), the holding company for Mutual Savings Bank. The transaction will result in the merger of Mutual Savings Bank with Roosevelt Bank. At March 31, 1996, Mutual had total assets of approximately $53 million. In the transaction, each holder of the common stock of Mutual will receive $23 in value of common stock of the Company based on the market price of such stock prior to closing. The transaction is subject to the approval of the stockholders of Mutual and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization; however, it has not been determined whether the transaction will be accounted for under the pooling of interests method or the purchase method of accounting.

      On March 22, 1996, the Company announced the execution of a definitive agreement with Sentinel Financial Corporation (Sentinel), the holding company for Sentinel Federal Savings and Loan Association. The transaction will result in the merger of Sentinel Federal Savings and Loan Association into Roosevelt Bank. At March 31, 1996, Sentinel had total assets of approximately $149 million. In the transaction each holder of the common stock of Sentinel will receive 1.4231 shares of common stock of the Company (subject to adjustment) for each share of Sentinel. The transaction is subject to the approval of the stockholders of Sentinel and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization; however, it has not been determined whether the transaction will be accounted for under the pooling of interests method or purchase method of accounting.

      In order to apply pooling of interests accounting to any of the above described transactions, the Company would be required to rescind its existing stock repurchase plan described in Note 6 prior to consumation of the respective transactions.

NOTE 3 -SECURITIES AVAILABLE FOR SALE

      The amortized cost and market value of securities available for sale at June 30, 1996 are summarized as follows:

                                                                              GROSS        GROSS
                                                           AMORTIZED       UNREALIZED   UNREALIZED      MARKET
                                                              COST           GAINS        LOSSES        VALUE
                                                           ---------       ----------   ----------      ------
                                                                            (in thousands)
Investment Securities:
  U.S. Government and agency obligations                 $     1,204        $   273      $     --      $    1,477
  Corporate securities                                        12,979          1,201           (12)         14,168
                                                          ----------         ------       -------       ---------
                                                              14,183          1,474           (12)         15,645
  FHLB stock                                                 144,138             --            --         144,138
                                                          ----------         ------       -------       ---------
                                                             158,321          1,474           (12)        159,783
                                                          ----------         ------       -------       ---------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                    667,178          6,300        (2,167)        671,311
     FNMA                                                    212,438            540        (4,117)        208,861
     FHLMC                                                   234,671            738        (4,440)        230,969
  Other                                                       53,051          2,084        (1,526)         53,609
  Derivative financial instruments:
     Interest rate exchange agreements                       (13,393)        16,201          (149)          2,659
     Interest rate cap agreements                             31,643          1,595        (9,325)         23,913
     Interest rate floor agreements                            3,811            180        (1,336)          2,655
                                                          ----------         ------       -------       ---------
                                                           1,189,399         27,638       (23,060)      1,193,977
                                                          ----------         ------       -------       ---------
                                                         $ 1,347,720        $29,112      $(23,072)     $1,353,760
                                                          ==========         ======       =======       =========

Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------
                                                               1996                    1995
                                                              -------                 -------
Gross realized gains                                          $11,005                 $13,142
Gross realized losses                                          (3,573)                 (5,143)
                                                               ------                  ------
                                                              $ 7,432                 $ 7,999
                                                               ======                  ======

NOTE 4 - SECURITIES HELD TO MATURITY

      The amortized cost and market value of securities held to maturity at June 30, 1996 are summarized as follows:


                                                                            GROSS         GROSS
                                                           AMORTIZED      UNREALIZED    UNREALIZED       MARKET
                                                              COST           GAINS        LOSSES         VALUE
                                                           ---------      ----------    ----------       ------
                                                                             (in thousands)

Investment Securities:
  U.S. Government and agency obligations                 $   109,902       $    962     $      --     $   110,864
  Corporate securities                                         3,668             28            --           3,696
                                                          ----------        -------      --------      ----------
                                                             113,570            990            --         114,560
                                                          ----------        -------      --------      ----------
Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                     11,819            123          (190)         11,752
     FNMA                                                     73,879          1,280          (261)         74,898
     FHLMC                                                    84,481          2,306          (363)         86,424
   Private pass-throughs                                   2,771,936         18,190       (27,898)      2,762,228
   Collateralized mortgage obligations                       478,656          3,630        (7,099)        475,187
                                                          ----------        -------      --------      ----------
                                                           3,420,771         25,529       (35,811)      3,410,489
                                                          ----------        -------      --------      ----------
                                                         $ 3,534,341       $ 26,519     $ (35,811)    $ 3,525,049
                                                          ==========        =======      ========      ==========

NOTE 5 - COMMON STOCK DIVIDENDS AND PREFERRED STOCK DIVIDENDS

      On July 17, 1996, the Board of Directors declared the Company's thirty fourth common stock cash dividend in the amount of 15.5 cents per share
payable August 30, 1996 to stockholders of record on August 15, 1996.   On
June 27, 1996, the Board of Directors declared the regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative perpetual convertible preferred stock in the amount of 81.25 cents per share payable August 15, 1996 to stockholders of record on August 5, 1996.

NOTE 6 - STOCK REPURCHASE PROGRAM

      On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock or common equivalents, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund, from time to time, the Company's benefit programs. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through June 30, 1996, 224,500 shares of common stock of the Company have been repurchased at market prices pursuant to the stock repurchase program.

NOTE 7 - IMPAIRMENT OF MORTGAGE-BACKED SECURITIES HELD TO MATURITY

      At March 31, 1995, certain private issuer mortgage-backed securities held by the Company were determined to be other than temporarily impaired, as defined in Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax or $0.40 per share) for the three months ended March 31, 1995, to reflect the impairment of such securities. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the securities. Each of the securities deemed to be impaired were rated CCC by Standard & Poors and Ba1, Ba2 or Ba3 by Moodys at March 31, 1995. Refer to the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the affected mortgage-backed securities and related write-down.

NOTE 8 - EARNINGS PER SHARE

      Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding, for the three month periods ended June 30, 1996 and 1995 were 42,447,558 and 40,571,773, respectively. Average common and common stock equivalents outstanding, for the six month periods ended June 30, 1996 and 1995 were 42,410,480 and 40,572,321, respectively.

      Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended June 30, 1996 and 1995 were 47,347,319 and 45,444,773, respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the six month periods ended June 30, 1996 and 1995 were 47,302,878 and 45,478,751.

NOTE 9 - ACCOUNTING PRONOUNCEMENTS

      During June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

      SFAS 125 extends the "available-for-sale" or "trading" approach in Statement of Financial Accounting Standards No. 115 (SFAS 115) to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. Due to the timing of the issuance of this pronouncement, management is currently reviewing SFAS 125 to determine the effect, if any, it will have on the financial statements of Roosevelt.

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Upon adoption in 1996, the Company elected the pro forma disclosure alternative provided in SFAS 123. Such adoption did not have any impact on the Company's financial statements.

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

      During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company's adoption of SFAS 121, effective January 1, 1996, did not have a significant impact on the Company's financial statements.

                     ROOSEVELT FINANCIAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

NET INCOME
- ----------

    The Company recorded net income totaling $19.7 million for the three month period ended June 30, 1996 as compared to $21.1 million for the three month period ended June 30, 1995. Net income on a fully diluted per share basis was $0.42 for the three month period ended June 30, 1996 as compared to $0.46 for the same period in 1995. A decrease in net interest income and an increase in general and administrative expenses, as more fully discussed below, were the primary causes for the decrease in net income.

    The Company recorded net income totaling $41.3 million for the six month period ended June 30, 1996 as compared to $26.7 million for the six month period ended June 30, 1995. Net income on a fully diluted per share basis was $0.88 for the six month period ended June 30, 1996 as compared to $0.58 for the same period in 1995. Net income for the six month period ended June 30, 1995 was negatively impacted by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

INTEREST INCOME
- ---------------

    Interest income decreased $385,000 to $162.3 million for the three month period ended June 30, 1996 as compared to $162.7 million for the three month period ended June 30, 1995. Interest income on loans increased $11.5 million primarily as a result of an increase in the average balance of loans from
$3.2 billion for the three months ended June 30, 1995 to $3.9 billion for the three months ended June 30, 1996 which was partially offset by a decline in the average yield on such loans from 7.68% for the three months ended June
30, 1995 to 7.54% for the three months ended June 30, 1996.   The increase in
the average balance of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in
the Company's retail markets.   The slight decrease in the average yield of
the Company's loan portfolio resulted from continuing prepayments of higher yielding loans with such loans being replaced with loans carrying low introductory rates, which until they adjust provide a relatively low spread to the marginal cost of funds. Interest income on securities available for sale decreased $9.4 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $477.0 million when comparing the 1996 period to the 1995 period. The decrease of the

Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity decreased $2.5 million when comparing the three month period ended June 30, 1996 period to the same 1995 period primarily due to declining yields received on such securities to 6.91% for the 1996 period from 7.12% for the 1995 period. The decrease in yields received on the Company's held to maturity portfolio was primarily attributable to heavy prepayments which not only claimed some of the portfolios higher yielding assets but also resulted in accelerated premium amortization.

      Interest income increased $9.2 million to $328.4 million for the six month period ended June 30, 1996 as compared to $319.2 million for the six month period ended June 30, 1995. Interest income on loans increased $24.5 million primarily as a result of an increase in the average balances of loans from $3.2 billion for the six months ended June 30, 1995 to $3.8 billion for the six months ended June 30, 1996 and to a lesser extent because of a slight increase in the average yields received on such loans from 7.58% to 7.63%. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. Interest income on securities available for sale decreased $17.4 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $477.7 million when comparing the six month period ended June 30, 1996 to the same period in 1995. The decrease of the Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity increased $1.9 million when comparing the six month period ended June 30, 1996 to the same period in 1995. Such increase was due primarily to an increase in the yields received on such securities from 6.96% to 7.04%.

INTEREST EXPENSE
- ----------------

      Interest expense increased $2.1 million to $119.0 million for the three month period ended June 30, 1996 as compared to $116.9 million for the same period in 1995. Interest expense on deposits increased $2.7 million when comparing the three month period ended June 30, 1996 to the same 1995 period. Such increase was a result of an increase in the average balance of deposits from $4.8 billion for the three months ended June 30, 1995 to $4.9 billion for the three months ended June 30, 1996 and an increase in the average rates paid on those deposits for the same time periods from 5.03% to 5.39%. The increase in the average balance of deposits is consistent with and results from the Company's retail strategy, while the increase in the average rates paid on such deposits is necessitated by intense competition in the Company's market areas. Despite this intense competition, retail deposits remain an attractively priced source of funds compared to non-retail alternatives. Interest expense on other borrowings, which is mainly comprised of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank, decreased overall $3.8 million when comparing the three month period ended June 30, 1996 to the same period in 1995. Such decrease resulted from a decrease in the average rates paid on these borrowings from 6.04% to 5.48% and was partially offset by a slight increase in the average balances of these borrowings of $98.1 million during the period. The decrease in the average rates paid on the Company's other short-term borrowings is primarily attributable to the Federal Reserve Board's reduction of short-term interest rates in December 1995 and January 1996. Interest expense on interest rate exchange agreements increased $3.2 million for the 1996 period when compared to the 1995 period. Approximately $1.7 million of such increase was the result of decreased amortization in the current period of deferred gains on terminated interest rate exchange agreements. Such deferred gains which were being amortized in the three month period ended June 30, 1995, thus reducing interest expense, were fully amortized prior to the current three month period, thereby causing interest expense on a comparative quarter over quarter basis to increase. The remaining $1.5 million increase in interest rate exchange agreement expense for 1996 when compared to 1995 is due primarily to a decrease of approximately 40 basis points in the variable rates received on such agreements resulting principally from the Federal Reserve Board's decision to reduce short-term interest rates in December 1995 and January 1996.

      Interest expense increased $13.7 million to $238.8 million for the six month period ended June 30, 1996 as compared to $225.0 million for the same period in 1995. Interest expense on deposits increased $9.5 million when comparing the six month period ended June 30, 1996 to the same 1995 period. Such increase was primarily the result of an increase in the average rates paid on deposits from 4.78% for the six moths ended June 30, 1995 to 5.42% for the six months ended June 30, 1996 and to a lesser extent an increase in the average balances of such deposits for the same time periods from $4.8 billion to $4.9 billion. The explanations of the increases in both average rates paid and average balances for the six month periods are the same as those described above for the three month periods. Interest expense on other borrowings, which is mainly comprised of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank, decreased overall
$3.7 million when comparing the six month period ended June 30, 1996 to the same period in 1995. Such decrease resulted from a decrease in the average rates paid on such borrowings from 5.96% to 5.52%, partially offset by a slight increase in the average balances of these borrowings of $149.1 million during the period. The decrease in the average rates paid on the Company's other short-term borrowings is primarily attributable to the Federal Reserve Board's reduction of short-term interest rates in December 1995 and January 1996. Interest expense on interest rate exchange agreements increased $8.0 million for the 1996 period when compared to the 1995 period. Approximately $4.0 million of such increase was a result of decreased amortization of deferred gains in the current period on terminated interest rate exchange agreements. Such deferred gains which were being amortized in the six month period ended June 30, 1995, thus reducing interest expense, were fully amortized prior to the current six month period, thereby causing interest expense on a comparative six month period to increase. The remaining $4.0 million increase in interest rate exchange agreement expense for 1996 when compared to 1995 is due primarily to a decrease of approximately 60 basis points in the variable rates received on such agreements resulting principally from the Federal Reserve Board's reduction in short-term interest rates in December 1995 and January 1996.

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

                                                                        Three Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                                 1996                                 1995
                                                    -------------------------------      -------------------------------
                                                                Interest    Average                  Interest    Average
                                                    Average     Income/      Rate        Average     Income/      Rate
                                                    Balance     Expense       %          Balance     Expense       %
                                                    -------     --------    -------      -------     --------    -------
Assets:                                                                    (dollars in millions)
    Cash equivalents                                $   27.0    $  0.3       5.01%       $   17.6    $  0.3       5.79%
    Securities available for sale<F1>                1,424.0      25.6       7.19         1,901.0      35.0       7.37
    Securities held to maturity                      3,647.1      63.1       6.91         3,685.1      65.6       7.12
    Loans<F2><F3>                                    3,886.4      73.3       7.54         3,219.1      61.8       7.68
                                                    --------    ------                   --------    ------
      Total interest-earning assets                  8,984.5    $162.3       7.22%        8,822.8    $162.7       7.38%
                                                                ------                               ------      -----
    Other assets                                       427.2                                313.1
                                                    --------                             --------
                                                    $9,411.7                             $9,135.9
                                                    ========                             ========
  Liabilities
    Deposits:
       NOW and money market accounts<F4>            $  984.1    $  8.4       3.40%       $  828.3    $  5.9       2.86%
       Passbook savings deposits                       309.4       1.8       2.30           355.5       2.0       2.29
       Time deposits<F4>                             3,640.2      56.3       6.19         3,636.4      52.7       5.79
                                                    --------    ------                   --------    ------
                                                     4,933.7      66.5       5.39         4,820.2      60.6       5.03
   Borrowings:
    Securities sold under
       agreement to repurchase                       1,055.3      14.2       5.39         1,523.4      23.0       6.03
    Advances from FHLB                               2,691.9      37.1       5.51         2,125.7      32.1       6.05
    Other borrowings                                    47.6       1.2      10.25            47.5       1.2      10.28
                                                    --------    ------                   --------    ------
      Total interest-bearing liabilities             8,728.5    $119.0       5.45%        8,516.8    $116.9       5.49%
                                                                ------      -----                    ------      -----
    Other liabilities                                  170.5                                174.1
                                                    --------                             --------
                                                     8,899.0                              8,690.9
  Stockholders' equity:                                512.7                                445.0
                                                    --------                             --------
       Total liabilities and
          stockholders' equity                      $9,411.7                             $9,135.9
                                                    ========                             ========
Net interest income                                             $ 43.3                               $ 45.8
                                                                ======                               ======
Interest rate spread<F5>                                                     1.77%                                1.89%
                                                                            =====                                =====
Effective net spread<F6>                                                     1.93%                                2.08%
                                                                            =====                                =====
                                                                         Six Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                                 1996                                 1995
                                                    -------------------------------      -------------------------------
                                                                Interest    Average                  Interest    Average
                                                    Average     Income/      Rate        Average     Income/      Rate
                                                    Balance     Expense       %          Balance     Expense       %
                                                    -------     --------    -------      -------     --------    -------
Assets:                                                                    (dollars in millions)
    Cash equivalents                                $   25.5    $  0.6       5.07%       $   18.1    $  0.5       5.66%
    Securities available for sale<F1>                1,493.6      55.0       7.36         1,971.3      72.3       7.34
    Securities held to maturity                      3,623.2     127.5       7.04         3,606.5     125.6       6.96
    Loans<F2><F3>                                    3,808.9     145.3       7.63         3,185.8     120.8       7.58
                                                    --------    ------                   --------    ------
      Total interest-earning assets                  8,951.2    $328.4       7.34%        8,781.7    $319.2       7.27%
                                                                ------      -----                                -----
    Other assets                                       405.5                                305.9
                                                    --------                             --------
                                                    $9,356.7                             $9,087.6
                                                    ========                             ========
  Liabilities
    Deposits:
       NOW and money market accounts<F4>            $  944.5    $ 16.0       3.38%       $  838.6    $ 11.3       2.69%
       Passbook savings deposits                       315.2       3.6       2.28           368.0       4.2       2.28
       Time deposits<F4>                             3,641.7     113.3       6.22         3,627.9     100.0       5.51
                                                    --------    ------                   --------    ------
                                                     4,901.4     132.9       5.42         4,834.5     115.5       4.78
   Borrowings:
    Securities sold under
       agreement to repurchase                       1,109.5      30.4       5.49         1,526.9      45.1       5.91
    Advances from FHLB                               2,634.5      73.0       5.54         2,068.0      62.0       6.00
    Other borrowings                                    47.6       2.4      10.26            47.5       2.4      10.29
                                                    --------    ------                   --------    ------
      Total interest-bearing liabilities             8,693.0    $238.7       5.49%        8,476.9    $225.0       5.31%
                                                                ------      -----                    ------      -----
    Other liabilities                                  156.3                                164.2
                                                    --------                             --------
                                                     8,849.3                              8,641.1
  Stockholders' equity:                                507.4                                446.5
                                                    --------                             --------
       Total liabilities and
          stockholders' equity                      $9,356.7                             $9,087.6
                                                    ========                             ========
Net interest income                                             $ 89.7                               $ 94.2
                                                                ======                               ======
Interest rate spread<F5>                                                     1.85%                                1.96%
                                                                            =====                                =====
Effective net spread<F6>                                                     2.00%                                2.15%
                                                                            =====                                =====

- -----------------------------

<F1>  The securities available for sale are included in the following table at historical cost with the corresponding average rate calculated upon historical balances.
<F2>  Average balances include non accrual loans.  Interest on such loans is included in interest income upon receipt.
<F3>  Interest includes amortization of deferred loan fees.
<F4>  Includes the effect of interest rate exchange agreements.
<F5>  Equals average rate earned on all assets minus average rate paid on all liabilities.
<F6>  Net interest income annualized divided by average balances of all interest earning assets.

      At June 30, 1996, the weighted average yield on interest-earning assets was 7.26% and the weighted average cost on interest-bearing liabilities was 5.40%.

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

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30,                                 JUNE 30,
                                                       1996 VS. 1995                            1996 VS. 1995
                                              ---------------------------------       -----------------------------------
                                              INCREASE (DECREASE)       TOTAL           INCREASE (DECREASE)      TOTAL
                                                    DUE TO            INCREASE                 DUE TO           INCREASE
  (DOLLARS IN THOUSANDS)                       VOLUME      RATE      (DECREASE)         VOLUME         RATE    (DECREASE)
                                              --------   --------    ----------       ---------     --------   ----------

   Interest income:
    Loans                                    $ 12,816    $ (1,341)   $  11,475        $  23,618     $    927   $  24,545
    Securities available for sale              (8,747)       (676)      (9,423)         (17,404)         (12)    (17,416)
    Securities held to maturity                  (663)     (1,858)      (2,521)             631        1,311       1,942
    Other earning assets                          136         (52)          84              210          (76)        134
                                             --------    --------    ---------        ---------     ---------  ---------
      Total interest income                  $  3,542    $ (3,927)   $    (385)       $   7,055     $  2,150   $   9,205
                                             --------    --------    ---------        ---------     --------   ---------
   Interest expense:
    Deposits                                 $  1,372    $  1,343    $   2,715        $   1,557     $  7,931   $   9,488
    Securities sold under agreements to
      repurchase                               (7,053)     (1,672)      (8,725)         (12,341)      (2,342)    (14,683)
    Advances from Federal Home Loan Bank        8,560      (3,625)       4,935           16,988       (6,041)     10,947
    Interest rate exchange agreements            (354)      3,520        3,166             (571)       8,556       7,985
                                             --------    ---------   ---------        ---------     --------   ---------
      Total interest expense                 $  2,525    $   (434)   $   2,091        $   5,633     $  8,104   $  13,737
                                             --------    --------    ---------        ---------     --------   ---------
   Change in net interest income             $  1,017    $ (3,493)   $  (2,476)       $   1,422     $ (5,954)  $  (4,532)
                                             ========    ========    =========        =========     ========   =========

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

   Based on the above mentioned analysis, the provision for losses on loans recorded for the three and six month periods ended June 30, 1996 remained unchanged from the same 1995 periods in the amounts of $300,000 and $600,000, respectively.

NONINTEREST INCOME (LOSS)
- -------------------------

Retail Banking Fees

   Retail banking fees increased $759,000 to $3.5 million for the three month period ended June 30, 1996 compared to $2.7 million for the three month period ended June 30, 1995. Retail banking fees increased $1.4 million to $6.6 million for the six month period ended June 30, 1996 compared to $5.2 million for the six month period ended June 30, 1995. The increases resulted from increased levels of transaction account activities, primarily ATM fees, returned check fees and telephone banking fees.

Insurance and Brokerage Sales Commissions

   Insurance and brokerage sales commissions decreased to $2.0 million for the three month period ended June 30, 1996 when compared to $2.1 million for the
three month period ended June 30, 1995.   Insurance and brokerage sales
commissions decreased to $3.7 million for the six month period ended June 30, 1996 when compared to $4.1 million for the six month period ended June 30, 1995. The decreases resulted from a decline in the sales of fixed annuities and a resultant change in the mix of sales from principally fixed annuities to a more equal blend of mutual funds and fixed annuities. While overall investment product sales volumes are comparable on a year over year basis, the change in mix, driven by market conditions, to mutual funds, with lower resulting commissions, away from fixed annuity sales caused overall commissions to decline.

Loan Servicing Fees, Net

   Loan servicing fees, net increased to $2.7 million for the three month period ended June 30, 1996 compared to $2.1 million for the three month period ended June 30, 1995. Loan servicing fees, net increased to $4.7 million for the six month period ended June 30, 1996 compared to $4.1 million for the six month period ended June 30, 1995. Such increases were primarily the result of the acquisition of approximately $2.2 billion of GNMA mortgage servicing during the second quarter of 1996. This purchase increased the total size of Roosevelt's servicing portfolio by greater than 40% to approximately $7.5 billion, or approximately 110,000 loans.

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

      Net gain from financial instruments is summarized as follows:

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                          1996          1995      1996        1995
                                        --------      --------   -------    --------
                                                      (IN THOUSANDS)
   Mortgage-backed securities
     available for sale                 $  4,342      $  3,661   $ 7,432    $  7,999
   Options expense                        (3,821)       (2,750)   (6,570)     (5,580)
                                        --------      --------   -------    --------
                                        $    521      $    911   $   862    $  2,419
                                        ========      ========   =======    ========


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

    Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in 1994 and again in 1995 and 1996 to the current ratings reflected in the tables on page 20 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

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

    In addition to the Guardian Securities discussed above, the Company has an investment of approximately $4.9 million at June 30, 1996 after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 ("Lehman 91-4"), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at March 31, 1995.

    Management believes that these write-downs are adequate based upon its evaluation.


As reflected in the following table, the Company's remaining investment at June 30, 1996 in the Guardian Securities is approximately $62.3 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                                      (in millions)
      Investment in Guardian Securities, March 31, 1995                                  $ 118.9

      Purchase of remaining senior position of Pool 1990-9                                    .6
      Net principal payments received                                                      (23.6)
      Desecuritization of Guardian Pool 1990-9 (see discussion on following page)          (33.6)
                                                                                         -------

      Investment in Guardian Securities, June 30, 1996                                   $  62.3
                                                                                         =======

Subsequent to March 31, 1995, the date of the impairment charge, through June 30, 1996 the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

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

      * As expected, based on the low levels remaining at March 31, 1995, the subordination protection related to Guardian Pools 1990-1, 1990-2, 1990-4, 1990-5 and Lehman 1991-4 was fully absorbed.

      * The remaining two pools Guardian 89-11, and 90-8, determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continue to perform according to their contractual terms and are protected by remaining subordination of 10.44% and 5.62%, respectively, of the remaining unpaid principal balances of the pools. Such remaining subordination percentages compare to original subordination percentages of 8.50% and 14.00%, respectively.

      * The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 11.70% and 20.89%, respectively.
            These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

      * $23.6 million in net principal payments have been received since March 31, 1995.

Accordingly, at June 30, 1996, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information at June 30, 1996 relating to the Company's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.

                                       POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
                                       ------------------------------------------------------
                                                           June 30, 1996
                                                       (dollars in thousands)
                                                Subordination As a         Regarding Roosevelt's Interests
                            Rating            Percent of Pool Balance     ----------------------------------     Percent of Pools
Pool    Issue     -------------------------   -----------------------     Original Par  Remaining   Remaining  Current or Less Than
Number  Date      Agency  At Issue  Current    At Issue     Current       At Issue         Par      Investment   90 Days Delinquent
- ------  -----     ------  --------  -------    --------     -------       --------         ---      ----------  --------------------
GUARDIAN POOLS
- --------------

89-11 11/30/89    S & P      AA      CCC         8.50%      10.44%        $ 33,750       $ 7,626     $ 5,670           72%
                  Moody      Aa2     B1

90-1  1/30/90     S & P      AA      CC          8.50%         --            3,000           725         529           74%
                  Moody      Aa2     B3

90-2  2/27/90     S & P     AA        D          8.50%         --           27,500         6,271       4,489           78%
                  Moody     Aa2      Caa

90-4  4/30/90     S & P     AA        D          8.75%         --           46,428        12,173       9,097           69%
                  Moody     Aa2      Caa

90-5  5/31/90     S & P     AA        D          8.75%         --           45,000        13,623      10,989           75%
                  Moody     Aa2      Caa

90-7  7/25/90     S & P     AA        D          8.75%         --           68,025        19,042      14,031           71%
                  Moody     Aa2      Caa

90-8  9/21/90     S & P     AAA      CCC        14.00%       5.62%          15,000         4,436       3,266           71%
                  Moody     Aaa      B3                                     --------------------------------

Total Guardian                                                            $238,703       $63,896     $48,071
                                                                          ==================================

LEHMAN POOL
- -----------

91-4  7/30/91     S & P     AA       CCC-       23.00%         --         $ 14,000        $9,483      $4,898           78%
                  Moody     Aa3      Caa                                  ==================================

                        GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT ENHANCEMENT
                        ------------------------------------------------------------------------------------
                                                           June 30, 1996
                                                       (dollars in thousands)

                                                Subordination As a         Regarding Roosevelt's Interests
                            Rating            Percent of Pool Balance     ----------------------------------     Percent of Pools
Pool    Issue     -------------------------   -----------------------     Original Par  Remaining   Remaining  Current or Less Than
Number  Date      Agency  At Issue  Current    At Issue     Current       At Issue         Par      Investment   90 Days Delinquent
- ------  -----     ------  --------  -------    --------     -------       --------         ---      ----------  --------------------
89-10 10/27/89    S & P      AA      BBB-        8.50%      11.70%         $ 9,000       $ 1,571     $ 1,587           75%
                  Moody      Aa2      B3

91-2  3/28/91     S & P      AA      BBB        17.00%      20.89%          39,831        12,675    $ 12,675           73%
                  Moody      Aaa     Baa3                                   ------        ------    --------
Totals                                                                     $48,831       $14,246     $14,262
                                                                           =================================

NONINTEREST EXPENSE
- -------------------

General and Administrative Expense

      General and administrative expense increased $1.7 million to $23.4 million for the three month period ended June 30, 1996 as compared to $21.7 million for the three month period ended June 30, 1995. Such increase was due primarily to a $2.1 million increase in compensation and employee benefits and a $481,000 increase in other noninterest expense which was partially offset by a $945,000 decrease in federal insurance premiums. The increases in compensation and employee benefits and other noninterest expense is primarily attributable to increased costs associated with the mobilization of the Bank's retail efforts. The decrease in Federal insurance premiums resulted from reductions in the rates charged by the Federal Deposit Insurance Corporation on the Company's deposits insured by both the Bank Insurance Fund and the Savings Association Insurance Fund.

      General and administrative expense increased $1.9 million to $45.1 million for the six month period ended June 30, 1996 as compared to $43.2 million for the six month period ended June 30, 1995. Such increase was due primarily to a $3.3 million increase in compensation and employee benefits and a $688,000 increase in other noninterest expense which was partially offset by a $1.8 million decrease in federal insurance premiums. The explanations of the fluctuations are the same as those described above for the three month periods.

FINANCIAL CONDITION

      Total assets increased $314.7 million or 3.5% to $9.3 billion at June 30, 1996 from $9.0 billion at December 31, 1995. As a result of the Company's focus on retail asset generation loans increased $438.8 million. During the six month period ended June 30, 1996 the Bank originated $661.0 million in loans and purchased $273.0 million in loans. These increases were offset by principal repayments totaling $486.0 million. Securities available for sale decreased $252.7 million primarily as a result of principal repayments and sales of such securities totaling $667.8 million exceeding purchases which totaled $432.2 million. Securities held to maturity decreased approximately $15.8 million as a result of principal repayments exceeding purchases. Other assets increased primarily as a result of payments for purchased mortgage servicing rights totaling $36.1 million and fees paid for interest rate cap agreements totaling $49.3 million.

      Total liabilities increased $295.3 million or 3.5% to $8.8 billion at June 30, 1996 from $8.5 billion at December 31, 1995, principally the result of increases in retail deposits and other short-term borrowings (Federal Home Loan Bank advances and securities sold under agreements to repurchase) of $87.9 million and $233.6 million, respectively.

      On July 31, 1996, the Company redeemed early, at par, its 9.5% subordinated debentures in the amount of $28,750,000. The debentures which were issued in 1992 were otherwise set to mature August 1, 2002. As a result of such redemption the Company will record an extraordinary charge to net income, net of taxes, of approximately $500,000 in the three month period ending September 30, 1996. Such extraordinary loss relates to the write-off of the remaining unamortized discount attributable to the issuance of the subordinated debentures.

ASSET QUALITY

      The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 77% of the unpaid principal balances at June 30, 1996) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 72% at June 30, 1996) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.


NONPERFORMING ASSETS                                                      JUNE 30,               DECEMBER 31,
(in thousands)                                                              1996                    1995
NONACCRUING LOANS:
   Residential                                                            $ 7,563                  $ 7,895
   Commercial real estate                                                   1,933                    1,415
   Consumer                                                                   304                      193
                                                                          -------                  -------
      Total                                                                 9,800                    9,503
                                                                          -------                  -------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS:
   Residential                                                             10,160                   10,500
                                                                          -------                  -------
TROUBLED-DEBT RESTRUCTURINGS:
      Commercial real estate                                                   58                      661
                                                                          -------                  -------
FORECLOSED ASSETS:
   Residential                                                              4,403                    5,340
   Commercial real estate                                                  10,765                   11,483
   Consumer                                                                   119                       11
                                                                          -------                  -------
      Total                                                                15,287                   16,834
                                                                          -------                  -------
      Sub-total                                                            35,305                   37,498
                                                                          -------                  -------
      SUB-TOTAL NONPERFORMING ASSETS
        AS A PERCENTAGE OF TOTAL ASSETS                                       .38%                     .42%
                                                                          =======                  =======
"OTHER THAN TEMPORARILY IMPAIRED" MORTGAGE-BACKED
  SECURITIES WITH APPROXIMATELY 72% OF THE UNDERLYING
  LOANS EITHER CURRENT OR LESS THAN 90 DAYS DELINQUENT                     44,033                   43,429
                                                                          -------                  -------
Total non-performing assets                                               $79,338                  $80,927
                                                                          =======                  =======
TOTAL AS A PERCENTAGE OF TOTAL
   ASSETS                                                                     .85%                     .90%
                                                                          =======                  =======

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $8.9 million which were performing according to their contractual terms at June 30, 1996. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted.

The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at March 31, 1995 to such amount at June 30, 1996.

                                                                                 in millions
                                                                                 -----------
      Amount of currently performing, other than temporarily impaired
        mortgage-backed securities at March 31, 1995                               $ 52.4

      Principal payments received                                                    (8.6)

      Addition of Guardian Pools 1990-1, 1990-2, 1990-4 and 1990-5 and
        Lehman Pool 91-4 to the non-performing asset table as
        subordination protection was absorbed since March 31, 1995                  (34.9)

      Amount of currently performing, other than temporarily impaired
                                                                                    -----
        mortgage-backed securities at June 30, 1996                                $  8.9
                                                                                    =====


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

      Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value (including the estimated value of demand deposits) as calculated by the Company increased to approximately $504.3 million at June 30, 1996 as compared to approximately $481.5 million at December 31, 1995. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

      The OTS issued a regulation, effective January 1, 1994, which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flow from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets.

  Utilizing this measurement concept, the interest rate risk of the Company at June 30, 1996 is as follows and reflects that the Company's level of interest rate risk is far below that which is considered "normal" by the OTS in its regulation.

                                                                             (unaudited)
                                                               ---------------------------------------
(dollars in thousands)

Basis point changes in interest rates                        -200          -100           +100               +200
Changes in net market value due to changes in
  interest rates (Company methodology)                 $  (30,813)      $(5,133)      $(15,005)         $ (47,126)
Interest rate exposure deemed "normal" by the OTS      $ (186,555)         N/A            N/A           $(186,555)

      The Company's operating strategy is designed to avoid material changes in net market value as a result of fluctuations in interest rates. As of June 30, 1996, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due primarily to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity ratios in excess of the required amounts during the six month period ended June 30, 1996 and during 1995.

      The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $45.7 million for the six month period ended June 30, 1996. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $236.8 million for the six month period ended June 30, 1996. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of deposit receipts over withdrawals flows provided $239.9 million for the six month period ended June 30, 1996.

      At June 30, 1996, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $39.4 million and adjustable-rate mortgages of approximately $106.4 million. At June 30, 1996, the Company had outstanding commitments to purchase adjustable-rate mortgage loans of approximately $24.7 million. At June 30, 1996, the Company had outstanding commitments to purchase mortgage-backed securities of approximately $91.6 million. The Company expects to satisfy such commitments through its primary source of funds.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that an institution meet three specific capital requirements: a leverage ratio of core capital to total adjusted assets, a tangible capital ratio expressed as a percent of total tangible assets and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of June 30, 1996, the Bank exceeded all regulatory capital standards as follows (dollars in millions):


                                          REQUIREMENT                       ACTUAL                    EXCESS CAPITAL
                                     ----------------------          ----------------------        --------------------
     CAPITAL STANDARD                AMOUNT         PERCENT          AMOUNT         PERCENT        AMOUNT       PERCENT
     ----------------                ------         -------          ------         -------        ------       -------

   Tangible Capital                  $139.5          1.50%           $511.9          5.50%         $372.4        4.00%
   Core Capital                      $279.0          3.00%           $514.0          5.53%         $235.0        2.53%
   Risk-based Capital                $293.2          8.00%           $533.1         14.55%         $239.9        6.55%


RECENT DEVELOPMENTS

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

                        PART II  OTHER INFORMATION

Item 1.      Legal Proceedings
                ---------------------------------------------------

                None

Item 2.      Changes in Securities
                ---------------------------------------------------

                None

Item 3.      Defaults Upon Senior Securities
                ---------------------------------------------------

                None

Item 4.      Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None

Item 5.      Other Information
                ---------------------------------------------------

                None

Item 6.      Exhibits and Reports on Form 8-K
                ---------------------------------------------------

                None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     ROOSEVELT FINANCIAL GROUP, INC.

            ---------------------------------------------------

                               REGISTRANT







DATE:  AUGUST 14, 1996        BY:  /s/STANLEY J. BRADSHAW
                                   ---------------------------------------
                              STANLEY J. BRADSHAW
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE:  AUGUST 14, 1996        BY:  /s/GARY W. DOUGLASS
                                   ---------------------------------------
                              GARY W. DOUGLASS
                              EXECUTIVE VICE PRESIDENT AND
                              CHIEF FINANCIAL OFFICER