Form 10-Q/A
period 1994-03-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

      (Mark One)
   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      March 31, 1994
                                   ----------------------------

                                       OR

   [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                            Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             43-1498200
     --------------------------------       ----------------------------
      (State or other Jurisdiction            (I.R.S. Employer ID No.)
     of incorporation or organization)


              900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI  63017
     _____________________________________________________________________
     (Address of principal executive offices)    (Zip Code)


      Registrant's telephone number, including area code (314)  532-6200
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

                           Yes  X       No
                              -----       -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at May 10, 1994
     ______________                             ---------------------------
       Common Stock                                       6,964,080
      Par Value $.01

INTRODUCTORY STATEMENT

During August 1996, the Staff of the Securities and Exchange Commission (Staff) performed a regular review of the 1995 Form 10-K of Roosevelt Financial Group, Inc. (Company) in conjunction with Registration Statements on Form S-4 filed by the Company related to three pending acquisitions.

As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition of gains and losses on financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.

At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts", thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported 1994 net income for the quarter ended March 31, 1994 by $1.6 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

Subsequent to December 31, 1995, the Company terminated all of its futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of interest-bearing deposits and other short-term borrowings.

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.


 PART I.  FINANCIAL INFORMATION                                                                PAGE

 Item 1.  Financial Statements (Unaudited)

          - Consolidated Balance Sheets                                                          2

          - Consolidated Statements of Operations                                                3

          - Consolidated Statements of Stockholders'
            Equity                                                                               4

          - Consolidated Statements of Cash Flows                                                5

          - Notes to Consolidated Financial
            Statements                                                                           6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                        8


PART II.    OTHER INFORMATION                                                                   18

            SIGNATURES                                                                          21


ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands)

                                                                              March 30,     December 31,
                                                                                1994           1993
                                                                              (Unaudited)
                                                                             -----------   ----------
Assets
Cash ---------------------------------------------------------------------   $   28,020    $   30,938
Interest-bearing deposits ------------------------------------------------          105        46,305
Securities purchased under agreements to resell---------------------------          --         50,000
Mortgage-backed securities:
     Held for trading-----------------------------------------------------       42,184        76,732
     Available for sale---------------------------------------------------    1,427,331     1,026,535
     Held to maturity-----------------------------------------------------    2,068,086     1,852,097
Investment securities held to maturity------------------------------------       48,811        53,121
Loans receivable, net-----------------------------------------------------      663,172       699,705
Stock in Federal Home Loan Bank ------------------------------------------       60,450        47,500
Office properties and equipment, net -------------------------------------       27,503        26,908
Accrued income and other assets ------------------------------------------      106,276       106,111
                                                                             -----------   ----------

          Total Assets                                                       $4,471,938    $4,015,952
                                                                             ===========   ==========

Liabilities and Stockholders' Equity
Savings deposits ---------------------------------------------------------   $2,511,155    $2,600,000
FHLB advances ------------------------------------------------------------    1,206,000       795,000
Mortgage-backed bonds ----------------------------------------------------       73,699        73,695
Securities sold under agreements to repurchase ---------------------------      407,785       273,884
Subordinated notes -------------------------------------------------------       27,622        27,589
Accrued expenses and other liabilities -----------------------------------       59,244        56,331
                                                                             -----------   ----------

          Total Liabilities                                                   4,285,505     3,826,499
                                                                             -----------   ----------

Commitments and contingencies
Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized 1,000,000 shares;
        6.5% Non-Cumulative Convertible, issued and outstanding
        1,000,000 shares at March 31, 1994 and December 31, 1993----------           10            10
     Common stock ($.01 par value): Authorized 10,000,000 shares;
        issued and outstanding 5,842,438 shares at March 31, 1994
        and 5,836,336 at December 31, 1993 -------------------------------           58            58
     Paid-in capital -----------------------------------------------------       98,314        98,198
     Retained earnings - subject to certain restrictions -----------------       97,051        89,015
                                                                             -----------   ----------
                                                                                195,433       187,281
     Unrealized gain (loss) on mortgage-backed securities available
       for sale, net------------------------------------------------------       (9,000)        2,172
                                                                             -----------   ----------

          Total Stockholders' Equity -------------------------------------      186,433       189,453
                                                                             -----------   ----------

                                                                             $4,471,938    $4,015,952
                                                                             ===========   ==========


          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)
                                                                                    Three Months Ended
                                                                                          March 31,

                                                                                     1994             1993
                                                                               -----------------------------
Interest income:
     Mortgage-backed securities held to maturity---------------------------    $     27,615    $      31,068
     Loans receivable -----------------------------------------------------          12,512           13,293
     Investment securities held to maturity--------------------------------           1,139            1,237
     Mortgage-backed securities held for trading---------------------------           2,447            3,512
     Mortgage-backed securities available for sale-------------------------          17,581               --
     Mortgage-backed securities held for sale------------------------------              --            2,894
     Securities purchased under agreements to resell-----------------------              91               92
     Other ----------------------------------------------------------------           1,181              813
                                                                               ------------    -------------
          Total interest income -------------------------------------------          62,566           52,909
                                                                               ------------    -------------
Interest expense:
     Savings deposits, net ------------------------------------------------          24,159           17,386
     Mortgage-backed bonds ------------------------------------------------           1,885            3,660
     Securities sold under agreements to repurchase -----------------------           3,997            7,181
     Interest rate exchange agreements ------------------------------------             600            3,247
     Advances from Federal Home Loan Bank ---------------------------------           7,568            1,634
     Subordinated notes----------------------------------------------------             717              717
                                                                               ------------    -------------
          Total interest expense ------------------------------------------          38,926           33,825
                                                                               ------------    -------------
          Net interest income ---------------------------------------------          23,640           19,084
Provision for losses on loans ---------------------------------------------             150              150
                                                                               ------------    -------------
          Net interest income after provision for losses ------------------          23,490           18,934
                                                                               ------------    -------------
Noninterest income:
     Net gain from financial instruments-----------------------------------           2,181            1,379
     Gross profit-insurance agency ----------------------------------------             936              512
     Retail banking fees --------------------------------------------------           1,233              660
     Other ----------------------------------------------------------------             227              279
                                                                               ------------    -------------
          Total noninterest income ----------------------------------------           4,577            2,830
                                                                               ------------    -------------
Noninterest expense:
     General and administrative:
       Compensation and employee benefits ---------------------------------           4,284            3,231
       Occupancy ----------------------------------------------------------           2,608            1,663
       Advertising --------------------------------------------------------             105              120
       Federal insurance premiums -----------------------------------------           1,512              743
       Other --------------------------------------------------------------           2,115            1,579
                                                                               ------------    -------------
          Total general and administrative --------------------------------          10,624            7,336
                                                                               ------------    -------------
          Income before income tax expense and extraordinary item                    17,443           14,428
Income tax expense --------------------------------------------------------           6,030            5,223
                                                                               ------------    -------------
          Income before extraordinary item---------------------------------          11,413            9,205
Extraordinary item - repurchase of mortgage-backed bonds-------------------              --           (1,483)
                                                                               ------------    -------------
          Net income-------------------------------------------------------    $     11,413    $       7,722
                                                                               ============    =============
          Net income attributable to common stock--------------------------    $     10,600    $       7,472
                                                                               ============    =============
Primary earnings per share:
     Income before extraordinary item--------------------------------------    $       1.77    $        1.49
     Extraordinary item----------------------------------------------------              --            (0.25)
                                                                               ------------    -------------
          Net income-------------------------------------------------------    $       1.77             1.24
                                                                               ============    =============
Fully-diluted earnings per share:
     Income before extraordinary item--------------------------------------    $       1.58    $        1.43
     Extraordinary item----------------------------------------------------              --            (0.23)
                                                                               ------------    -------------
          Net income-------------------------------------------------------    $       1.58    $        1.20
                                                                               ============    =============

Dividends Paid ------------------------------------------------------------    $       0.30    $        0.20
                                                                               ============    =============


               See accompanying notes to consolidated financial statements

                                                                  ROOSEVELT FINANCIAL GROUP, INC.
                                                                            AND SUBSIDIARY

                                                               Consolidated Statements of Stockholders' Equity
                                                                         (In thousands) (Unaudited)






                                                      Preferred stock      Common stock        Paid-in    Retained
                                                      ---------------    ----------------
                                                      Shares   Amount    Shares    Amount      Capital    Earnings
                                                      ------   ------    ------    ------      -------    --------
Balance, December 31, 1992 ------------------------      --   $    --    5,883   $      59    $ 53,400   $60,583
Net income ----------------------------------------      --        --       --          --          --    36,190
Issuance of 920,000 shares of 6.5%  non-
  cumulative perpetual convertible preferred
  stock--------------------------------------------     920         9       --          --      44,176        --
Exchange 119,025 shares of common stock
  for 80,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock------------      80         1     (119)         (1)        (27)       --
Exercise of incentive stock options and non-
  qualified stock options--------------------------      --        --       73          --         649        --
Amortization of restricted stock awards------------      --        --       --          --          --        --
Cash dividends paid on common
  stock ($.95 per share) --------------------------      --        --       --          --          --    (5,592)
Cash dividends paid on preferred
  stock ($2.284 per share) ------------------------      --        --       --          --          --    (2,166)
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------      --        --       --          --          --        --
                                                     ------   -------   ------   ---------    --------   -------
Balance December 31, 1993 -------------------------   1,000        10    5,837          58      98,198    89,015
Net income-----------------------------------------      --        --       --          --          --    11,413
Exercise of incentive stock options----------------      --        --        5          --         116        --
Cash dividends paid on common
  stock ($.30 per share)---------------------------      --        --       --          --          --    (1,752)
Cash dividends on preferred
  stock ($1.624 per share)-------------------------      --        --       --          --          --    (1,625)
Unrealized loss on mortgage-backed securities
  available for sale, net--------------------------      --        --       --          --          --        --
                                                     ------   -------   ------   ---------    --------   -------
Balance, March 31, 1994----------------------------   1,000   $    10    5,842   $      58    $ 98,314   $97,051
                                                     ======   =======   ======   =========    ========   =======

                                                      Unrealized
                                                      gain (loss) on
                                                      mortgage-
                                                        backed
                                                      securities    Unamortized     Total
                                                       available     Restricted   Stockholders'
                                                      for sale, net Stock Awards    Equity
                                                      ------------- ------------ --------------
Balance, December 31, 1992 ------------------------   $       --    $      (66)  $ 113,976
Net income ----------------------------------------           --            --      36,190
Issuance of 920,000 shares of 6.5%  non-
  cumulative perpetual convertible preferred
  stock--------------------------------------------           --            --      44,185
Exchange 119,025 shares of common stock
  for 80,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock------------           --            --         (27)
Exercise of incentive stock options and non-
  qualified stock options--------------------------           --            --         649
Amortization of restricted stock awards------------           --            66          66
Cash dividends paid on common
  stock ($.95 per share) --------------------------           --            --      (5,592)
Cash dividends paid on preferred
  stock ($2.284 per share) ------------------------           --            --      (2,166)
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------        2,172            --       2,172
                                                      ----------    ----------   ---------
Balance December 31, 1993 -------------------------        2,172            --     189,453
Net income-----------------------------------------           --            --      11,413
Exercise of incentive stock options----------------           --            --         116
Cash dividends paid on common
  stock ($.30 per share)---------------------------           --            --      (1,752)
Cash dividends on preferred
  stock ($1.624 per share)-------------------------           --            --      (1,625)
Unrealized loss on mortgage-backed securities
  available for sale, net--------------------------       11,172            --      11,172
                                                      ----------    ----------   ---------
Balance, March 31, 1994----------------------------   $   (9,000)   $       --   $ 186,433
                                                      ==========    ==========   =========

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      1994           1993
                                                                                 ------------     ----------
Cash flows from operating activities:
Net income -------------------------------------------------------------------   $     11,413     $    7,722
Adjustments to reconcile net income to net cash used in
     operating activities:
  Extraordinary loss on early extinguishment of debt--------------------------             --          2,324
  Depreciation ---------------------------------------------------------------            599            343
  Amortization of discounts and premiums, net---------------------------------          3,128         (3,031)
  Increase in accrued interest receivable ------------------------------------         (1,723)           (66)
  Increase in accrued interest payable ---------------------------------------          1,891          3,702
  Provision for losses on loans ----------------------------------------------            150            150
  Net increase in securities held for trading --------------------------------       (118,164)      (109,743)
  Net increase in securities held for sale------------------------------------             --        (37,142)
  Increase (decrease) in income taxes ----------------------------------------         (1,183)         5,403
  Other, net -----------------------------------------------------------------          5,867         (3,968)
                                                                                 ------------     ----------

Net cash used in operating activities ----------------------------------------        (98,022)      (134,306)
                                                                                 ------------     ----------

Cash flows from investing activities:
  Principal payments on mortgage-backed securities held to maturity-----------        175,167         77,263
  Principal payments on mortgage-backed securities available for sale---------         80,154             --
  Principal payments on loans receivable -------------------------------------         56,689         46,478
  Proceeds from sales of loans receivable-------------------------------------             --          3,424
  Proceeds from sales of mortgage-backed securities available for sale--------          2,520             --
  Proceeds from maturities of investment securities --------------------------          6,400         13,050
  Net proceeds from sales of real estate acquired through foreclosure---------            593            359
  Investment in mortgage-backed securities held to maturity-------------------       (394,392)      (544,931)
  Investment in mortgage-backed securities available for sale-----------------       (346,297)            --
  Originations of loans receivable -------------------------------------------        (16,911)       (13,289)
  Purchase of loans receivable -----------------------------------------------         (3,501)       (93,323)
  Purchase of investment securities ------------------------------------------         (1,985)        (1,308)
  Sales of real estate acquired for development and sale ---------------------            269            209
  Purchase of office properties & equipment ----------------------------------         (1,251)          (130)
  Sale (purchase) of stock in FHLB -------------------------------------------        (12,950)           (22)
                                                                                 ------------     ----------

  Net cash used in investing activities --------------------------------------       (455,495)      (512,220)
                                                                                 ------------     ----------

Cash flows from financing activities:
  Repurchase of mortgage-backed bonds ----------------------------------------             --           (521)
  Proceeds from FHLB advances ------------------------------------------------      4,056,000        312,000
  Repayment of FHLB advances -------------------------------------------------     (3,645,000)      (262,000)
  Excess of savings deposits withdrawals over receipts------------------------        (88,055)       (47,693)
  Increase in securities sold under agreements to
    repurchase, net-----------------------------------------------------------        133,902        588,232
  Proceeds from issuance of preferred stock-----------------------------------             --         44,197
  Proceeds from issuance of common stock--------------------------------------            111             96
  Proceeds from stock option exercises----------------------------------------              6
  Cash dividends paid --------------------------------------------------------         (2,565)        (1,178)
                                                                                 ------------     ----------
  Net cash provided by financing activities ----------------------------------        454,399        633,133
                                                                                 ------------     ----------
  Net decrease in cash and cash equivalents ----------------------------------        (99,118)       (13,393)
Cash and cash equivalents at beginning of period -----------------------------        127,243         34,009
                                                                                 ------------     ----------
Cash and cash equivalents at end of period -----------------------------------   $     28,125     $   20,616
                                                                                 ------------     ----------

Supplemental disclosures of cash flow information:
  Interest credited to savings deposits --------------------------------------   $     19,096     $   13,534
  Payments during the period for:
     Interest ----------------------------------------------------------------         37,035         30,123
     Taxes -------------------------------------------------------------------             --             --
Non-cash investing and financing activities:
  Non-cash transfers from securities held for trading to securities available
    for sale------------------------------------------------------------------        152,712             --
  Unrealized loss on mortgage-backed securities available for sale, net-------         11,172             --

          See accompanying notes to consolidated financial statements

                         ROOSEVELT FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly owned subsidiary, Roosevelt Bank, a Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiaries as of March 31, 1994 and for the three month periods ended March 31, 1994 and 1993.

     In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 1994 and the results of its operations for the three month periods ended March 31, 1994 and 1993.

     The preceding unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1993 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

     When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

     During August 1996, the Staff of the Securities and Exchange Commission (Staff) performed a regular review of the Company's 1995 Form 10-K in conjunction with Registration Statements on Form S-4 filed by the Company related to three pending acquisitions.

     As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition on gains and losses on financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.

     At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts", thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

     Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the three month period ended March 31, 1994 by $1.6 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

     Subsequent to December 31, 1995, the Company terminated all of its financial futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of interest-bearing deposits and other short-term borrowings.

NOTE 2 - NET GAIN FROM FINANCIAL INSTRUMENTS

     Net gain (loss) from financial instruments is summarized as follows:

                                                Three Months Ended
                                                    March 31,
                                                 1994       1993
                                               ---------  ---------

                 Mortgage-backed securities
                   held for trading..........   $(1,363)    $  258
                 Mark to market of financial
                   futures contracts.........     2,494        ---
                 Mortgage-backed securities
                   available for sale........     2,175      1,858
                 Options expense.............    (1,125)      (737)
                                                -------     ------
                                                 $2,181     $1,379
                                                =======     ======

NOTE 3 - COMMON STOCK SPLIT

     On March 29, 1994 the Company declared a three for one common stock split in the form of a 200% common stock dividend payable on May 18, 1994 to stockholders of record on May 2, 1994. Under the terms of the stock split shareholders will receive a dividend of two shares for every one share held on the record date. The stock split was subject to, and conditioned upon, the approval of the Company stockholders at the Annual Meeting of Stockholders held on April 28, 1994. At such meeting the Company shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 90,000,000. As a result of the stock split common shares outstanding will be increased to 20,892,240 which includes shares issued in the Home Federal Bancorp of Missouri, Inc. acquisition.

NOTE 4 - EARNINGS PER SHARE

     Net income for primary earnings per share are adjusted for the dividend on the 6.5% non-cumulative perpetual convertible preferred stock which was issued during the first quarter of 1993. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding on a pre stock split basis for the three month periods ended March 31, 1994 and 1993 were 5,989,390 and 6,043,439, respectively.

     Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents which include the effect of the assumed conversion of the 6.5% non-cumulative perpetual convertible preferred stock into common stock from the date of the issuance of the preferred stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share on a pre stock split basis, for the three month periods ended March 31, 1994 and 1993 were 7,237,792 and 6,437,127, respectively.


NOTE 5 - COMMON STOCK DIVIDENDS

     On April 28, 1994 the Board of Directors declared the Company's twenty fifth common stock cash dividend, in the amount of 11 cents per share payable May 31, 1994 to stockholders of record May 20, 1994. This dividend will be paid following the completion of the Company's three for one common stock split. On a pre stock split basis the dividend represented 33 cents per share. Also, on March 25, 1994, the Board of Directors declared the Company's regular quarterly 6.5% non-cumulative convertible preferred stock cash dividend, in the amount of
81.25 cents per share payable May 15, 1994 to stockholders of record May 5, 1994.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL RATIOS
- --------------

     With the passage in 1989 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") the capital requirements for savings institutions were significantly increased. FIRREA established three capital standards with the intended purpose of implementing capital requirements that are no less stringent than requirements applicable to national banks. The capital regulations require institutions to maintain tangible capital equal to 1.5% of total adjusted assets, and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted assets. For purposes of determining total capital, a savings institution's investment in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are deducted from the savings institution's capital, subject to a phase-in through June 30, 1994. As of March 31, 1994 approximately $486,000 (40% of the Bank's investment in and extensions of credit to such subsidiaries) was included in regulatory capital. In addition, certain intangible assets must be deducted from capital. As of March 31, 1994 approximately $4.1 million of net intangibles was deducted from capital.
General loan loss reserves totaling approximately $4.7 million are included as capital for purposes of meeting the risk-based capital requirements. The Bank's compliance at March 31, 1994 with the transition requirements is illustrated as follows:


                             REGULATORY
                             REQUIREMENT      BANK'S CAPITAL    EXCESS CAPITAL
                           ----------------  ----------------  ----------------
         CAPITAL STANDARD  AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
         ----------------  ------  --------  ------  --------  ------  --------
                                           (DOLLARS IN MILLIONS)

     Tangible Capital....    $ 67     1.50%    $210     4.73%    $143     3.23%
     Core Capital........    $134     3.00%    $210     4.73%    $ 76     1.73%
     Risk-based Capital..    $121     8.00%    $214    14.12%    $ 93     6.12%

     However, savings institutions must comply with the fully phased-in, or more stringent, requirements by December 31, 1994. The Bank's compliance at March 31, 1994 with the fully phased-in requirements of December 31, 1994 is illustrated as follows:


                             REGULATORY
                             REQUIREMENT      BANK'S CAPITAL    EXCESS CAPITAL
                           ----------------  ----------------  ----------------
         CAPITAL STANDARD  AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
         ----------------  ------  -------   ------  -------   ------  --------
                                          (DOLLARS IN MILLIONS)

     Tangible Capital....    $ 67     1.50%    $209     4.72%    $142     3.22%
     Core Capital........    $134     3.00%    $209     4.72%    $ 75     1.72%
     Risk-based Capital..    $121     8.00%    $214    14.08%    $ 93     6.08%

ACQUISITIONS
- ------------

     On April 28, 1994 the Company's stockholders approved the proposed acquisition by the Company of Farm & Home Financial Corporation ("Farm & Home") at the Annual Meeting of Shareholders. Farm & Home Financial Corporation also approved the acquisition at their Annual Meeting of Shareholders on this date. On May 13, 1994 the Company received approval from the Office of Thrift Supervision to complete the acquisition of Farm & Home. The transaction is expected to be completed by June 30, 1994. This transaction is structured such that each share of Farm & Home common stock will be exchanged for 0.67 shares of the Company's common stock and each share of Farm & Home preferred stock will be exchanged, unless previously redeemed by Farm & Home or converted into Farm & Home common stock, into a like kind share of the Company's preferred stock. This transaction as previously disclosed is structured to be a tax-free reorganization and will qualify for the pooling of interests method of accounting. At March 31, 1994 Farm & Home had total assets amounting to approximately $3.4 billion and total savings deposits of approximately $2.4 billion.

     On April 22, 1994 the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. ("Home Bancorp"). Pursuant to the Merger Agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68 million. Home Bancorp's total consolidated assets were $532.7 million and saving deposits were $466.5
million.   The transaction was structured to qualify as a tax free
reorganization and was accounted for under the purchase method of accounting. The transaction resulted in a core deposit intangible totalling approximately $13.8 million.

     Following are the intangible assets, on an after tax basis, recorded from acquisitions accounted for under the purchase method of accounting. The amounts are as of March 31, 1994 except for Home Federal Bancorp of Missouri, Inc., which is as of April 22, 1994.



Acquisition                        Intangible Type      After Tax Amount
- -----------------------------  -----------------------  -----------------
                                                         (In Thousands)

First Granite City S & L       Negative Goodwill                 $(4,425)
Conservative Bank, FSB         Negative Goodwill                  (1,360)
Brookside Savings Bank, FSB    Goodwill                              389
                                                                 -------
     Net Negative Goodwill                                        (5,396)
                                                                 -------


Brookside Savings Bank         Core Deposit Intangible             1,196
First Nationwide Bank (1)      Core Deposit Intangible                44
Home Savings of America (1)    Core Deposit Intangible             4,837
Home Federal Bancorp           Core Deposit Intangible             8,747
                                                                 -------
     Total Core Deposit Intangible                                14,824
                                                                 -------

     Combined Net Intangible Asset                               $ 9,428
                                                                 =======


(1) Retail banking branch purchase

ASSET QUALITY
- -------------

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

NON-PERFORMING ASSETS                           MARCH 31,   DECEMBER 31,
(in thousands)                                     1994         1993
                                                ----------  -------------
NON-ACCRUING LOANS:
  Residential.................................     $1,406         $1,526
  Commercial real estate......................      1,729            985
  Consumer....................................        106            114
                                                   ------         ------
    Total.....................................     $3,241         $2,625
                                                   ------         ------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS:
  Residential.................................     $3,462         $3,084
                                                   ------         ------
     Total....................................     $3,462         $3,084
                                                   ------         ------
TROUBLED DEBT RESTRUCTURINGS:
  Commercial real estate......................     $   82         $  634
                                                   ------         ------
    Total.....................................     $   82         $  634
                                                   ------         ------
FORECLOSED ASSETS:
  Residential.................................
    Total.....................................     $  397         $  706
                                                   ------         ------
Total non-performing assets...................     $7,182         $7,049
                                                   ======         ======
TOTAL AS A PERCENTAGE OF TOTAL
 ASSETS.......................................        .16%           .18%
                                                   ======         ======

     Non-performing assets increased $133 thousand to $7.2 million at March 31, 1994 as compared to $7.0 million at December 31, 1993. The net increase in commercial real estate non-accruing loans totaling $744 thousand is due primarily to one loan totaling net $1.3 million secured by a shopping center being placed on non-accrual and the repayment of three commercial loans totaling $708 thousand during the three month period ended March 31, 1994. Accruing loans delinquent more than 90 days increased, net $378 thousand. This increase was due primarily to two residential loans totaling $345 thousand purchased and serviced by others which were not delinquent at December 31, 1993. Commercial real estate troubled debt restructurings decreased $552 thousand due primarily to the cash pay-off of one loan during the quarter. Foreclosed assets decreased $309 thousand as a result of the sale of one foreclosed single family real estate property during the three month period ended March 31, 1994. As of March 31, 1994, the unallocated allowance for loss for the various loan portfolios was approximately $3.7 million and specific allowances for loss for various non-performing assets was approximately $358 thousand. For the three months ended March 31, 1994, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $308 thousand. Approximately $12 thousand in interest income was received on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the three months ended March 31, 1994, had the loans been current in accordance with their original terms, totaled approximately $11 thousand. Interest on such loans that was actually recorded as income for the three months ended March 31, 1994 was approximately $8 thousand. Not included in the preceding data are loans where information about possible credit problems causes the Company to be less certain as to the ability of borrowers to comply with the present loan repayment terms. Such loans totalled $35.1 million at March 31, 1994.

AMOUNT OF ASSETS AND LIABILITIES
- --------------------------------

     The total assets of the Company increased $456 million to $4.472 billion at March 31, 1994 from $4.016 billion at December 31, 1993. Such growth in total assets occurred primarily through net purchases in the mortgage-backed securities available for sale portfolio and the held to maturity portfolio. The increases in these portfolios were primarily in the form of adjustable rate mortgage-backed securities. Total liabilities increased $460 million to $4.286 billion from $3.826 billion for the same period. Such liability increase occurred through FHLB advances and securities sold under agreements to repurchase.


RESULTS OF OPERATIONS

     Net income increased $3.7 million to $11.4 million for the three month period ended March 31, 1994 when compared to $7.7 million for the three month period ended March 31, 1993. This increase was due primarily to a $4.6 million increase in net interest income and a $1.7 million increase in noninterest income which was partially offset by a $3.3 million increase in noninterest expense. Also during the three month period ended March 31, 1993 the Company recorded a $1.5 million loss, net of applicable income taxes, on the repurchase of mortgage-backed bonds. Such loss was reported as an extraordinary item.

NET INTEREST INCOME
- -------------------

     Net interest income increased approximately $4.6 million to $23.6 million for the three month period ended March 31, 1994 as compared to $19.1 million for
the three month period ended March 31, 1993.   Net interest income increased
$10.3 million as a result of approximately a 41% increase in interest-earning assets and approximately a 45% increase in interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $5.7 million. Such decrease is attributable to the decrease in the general level of market interest rates and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (VOLUME/RATE)
- --------------------------------------------------------

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

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                       1994 VS. 1993
                                             -------------------------------------
                                             INCREASE (DECREASE)        TOTAL
                                                   DUE TO             INCREASE
(DOLLARS IN THOUSANDS)                        VOLUME       RATE       (DECREASE)
                                             ---------  ----------  --------------
Interest income:
 Mortgage-backed securities
  held to maturity.........................   $ 6,204    $ (9,657)        $(3,453)
 Loans receivable..........................     1,407      (2,188)           (781)
 Mortgage-backed securities
   held for trading........................    (1,106)         41          (1,065)
 Investment securities held to maturity....      (195)         97             (98)
 Mortgage-backed securities available
     for sale..............................    17,581           0          17,581
 Mortgage-backed securities held for sale..    (2,894)          0          (2,894)
 Securities purchased under agreements
     to resell.............................        45         (46)             (1)
 Other earning assets......................        57         311             368
                                              -------    --------         -------
     Total interest income.................   $21,099    $(11,442)        $ 9,657
                                              -------    --------         -------

Interest expense:
 Savings deposits, net.....................   $11,074    $ (4,301)        $ 6,773
 Mortgage-backed bonds.....................    (1,815)         40          (1,775)
 Securities sold under agreements to
     repurchase............................    (3,375)        191          (3,184)
 Interest rate exchange agreements.........      (492)     (2,155)         (2,647)
 Advances from Federal Home Loan Bank......     5,425         509           5,934
 Subordinated notes........................         0           0               0
                                              -------    --------         -------
     Total interest expense................   $10,817    $ (5,716)        $ 5,101
                                              -------    --------         -------

    Change in net interest income             $10,282    $ (5,726)        $ 4,556
                                              =======    ========         =======

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

                                                            THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------------------
                                                          1994                          1993
                                               ---------------------------   -------------------------
                                                         INTEREST  AVERAGE   INTEREST  AVERAGE
                                               AVERAGE   INCOME/    RATE     AVERAGE   INCOME/   RATE
                                               BALANCE   EXPENSE      %      BALANCE   EXPENSE    %
                                               --------  -------  ---------  --------  -------  ------
Assets:
Interest earning assets:
 Mortgage-backed securities
  held to maturity ..........................  $1,905.5    $27.6      5.80%  $1,588.4    $31.1   7.82%
 Loans receivable (1) (2)....................     687.6     12.5      7.28      621.9     13.3   8.55
 Mortgage-backed securities
  held for trading...........................     195.7      2.5      5.00      285.6      3.5   4.92
 Investment securities.......................      50.4      1.1      9.04       59.8      1.2   8.26
 Mortgage-backed securities available
  for sale...................................   1,097.1     17.6      6.41
 Mortgage-backed securities held
  for sale...................................                                   217.2      2.9   5.33
 Securities purchased under agreement
  to resell..................................      11.4      0.1      3.19        7.7      0.1   4.81
 Other earning assets........................      66.8      1.2      7.07       62.4      0.8   5.21
                                               --------    -----     -----   --------    -----  -----

 All interest earning assets.................   4,014.5    $62.6      6.23%   2,843.0    $52.9   7.44%
                                                           -----     -----               -----  -----

 Non-interest earning assets.................     202.6                          75.7
                                               --------                      --------

 Total assets................................  $4,217.1                      $2,918.7
                                               ========                      ========

Interest-bearing liabilities:
 NOW and money market accounts (3)...........  $  583.6    $ 3.5      2.39%  $  306.9    $ 2.6   3.41%
 Passbook savings deposits...................     246.7      1.5      2.45      149.8      1.0   2.70
 Time deposits (3)...........................   1,708.4     19.8      4.63    1,094.1     17.0   6.22
 Mortgage-backed bonds.......................      73.7      1.9     10.23      146.2      3.7  10.02
 Securities sold under agreements
  to repurchase..............................     427.6      4.0      3.74      806.8      7.2   3.56
 FHLB advances...............................     893.8      7.5      3.39      206.9      1.6   3.16
 Subordinated notes..........................      27.6      0.7     10.38       27.5      0.7  10.44
                                               --------    -----     -----   --------    -----  -----

 Total interest-bearing liabilities..........   3,961.4    $38.9      3.93%   2,738.2    $33.8   4.94%
                                                           -----     -----               -----  -----

 Non-interest bearing liabilities............      64.3                          46.2
                                               --------                      --------

 Total liabilities...........................   4,025.7                       2,784.4

 Stockholders' equity........................     191.4                         134.3
                                               --------                      --------

 Liabilities and stockholders' equity........  $4,217.1                      $2,918.7
                                               ========                      ========

Net interest income..........................              $23.7                         $19.1
                                                           =====                         =====

Interest rate spread (4).....................                         2.30%                      2.50%
                                                                     =====                      =====

Effective net spread  (5)....................                         2.36%                      2.69%
                                                                     =====                      =====
- -------------------------

(1) Average balances include nonaccrual loans. Interest on such loans is included in interest income upon receipt.
(2)  Interest includes amortization of deferred loan fees.
(3)  Includes the effect of interest rate exchange agreements.
(4) Equals average rate earned on all assets minus average rate paid on all liabilities.
(5) Net interest income divided by average balances of all interest earning assets.

   At March 31, 1994 the weighted average yield on interest-earning assets was 6.01% and the weighted average cost on interest-bearing liabilities was 4.10%.

PROVISION FOR LOSSES ON LOANS
- -----------------------------

       The provision for losses on loans was $150 thousand for both the three month period ended March 31, 1994 and the three month period ended March 31, 1993. The provision for 1994 is due partially to an increase in the unallocated allowance on loans as a result of the one commercial loan entering the non-accrual status during the three month period ended March 31, 1994 and the increase in residential loans delinquent more than ninety days to a lesser extent.

NET GAIN (LOSS) FROM FINANCIAL INSTRUMENTS
- ------------------------------------------

     In the conduct of its business operations the Company has determined the need to sell or terminate certain assets, liabilities, or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect of such transactions will have on the future volatility of the Net Market Value of the Company. Consequently, in pursuing such sale or termination of activities, the Company does not seek net gains in a reporting period to the detriment of earnings in future periods. On December 31, 1993 the Company adopted the provisions of SFAS No. 115. As a result, prior to December 31, 1993, mortgage-backed securities currently classified as held to maturity were classified as held for investment, securities currently classified as held for trading were classified as securities carried at market value, and mortgage-backed and investment securities currently classified as available for sale were classified as securities carried at the lower of cost or market.

Net gain (loss) from financial instruments is summarized as follows:

                                                  Three Months Ended
                                                      March 31,
                                                   1994       1993
                                                 ---------  ---------
                                                    (in thousands)
Mortgage-backed securities held for trading....   $(1,363)    $  258
Mark to market of financial futures contracts..     2,494         --
Mortgage-backed securities available for sale..     2,175      1,858
Options expense................................    (1,125)      (737)
                                                  -------     ------
                                                  $ 2,181     $1,379
                                                  =======     ======

     Mortgage-Backed Securities Held for Trading During the three month period ended March 31, 1994 the Company recorded a loss on mortgage-backed securities held for trading totaling $1.4 million compared to a gain totaling $.3 million for the three month period ended March 31, 1993. In assessing success from these activities the Company determines a total return from these activities and compares such return to one month LIBOR rates to measure if the Company received additional value from the activities. The past performance from these activities should not be considered an indicator of the future performance from these activities. The Company believes one month LIBOR rates represent an alternative yield which is available from a passive investment with comparable characteristics as to high credit quality and minimal interest rate risk. The total return determined by the Company is comprised of interest income from the investments and market value changes from both the investments and the related hedging instruments. The following tables illustrate this analytical concept in both dollars and percent on an annualized basis for the three month periods ending March 31, 1994 and 1993, respectively:

                                           DOLLARS (MILLIONS)
                         --------------------------------------------------
             AVERAGE                 MARKET               AVERAGE
            INVESTMENT   INTEREST    VALUE      TOTAL    ONE MONTH  VALUE
  PERIOD    (MILLIONS)   INCOME     CHANGES    RETURN     LIBOR     ADDED
 --------   ---------  -----------  ---------  --------  -------   -------

Three Months Ending
March 31, 1994             $195.7      $ 2.5   $  (1.4)   $ 1.1       $ 1.7   $  (0.6)

Three Months Ending
March 31, 1993             $285.6      $ 3.5   $    .3    $ 3.8       $ 2.2   $   1.6


                                             PERCENT
                         --------------------------------------------------
             AVERAGE                 MARKET               AVERAGE
            INVESTMENT   INTEREST    VALUE      TOTAL    ONE MONTH  VALUE
  PERIOD    (MILLIONS)   INCOME     CHANGES    RETURN     LIBOR     ADDED
 --------   ---------  -----------  ---------  --------  -------   -------
Three Months Ending
March 31, 1994             $195.7       5.00%   (2.79)%    2.21%       3.34%   (1.13)%

Three Months Ending
March 31, 1993             $285.6       4.92%     .09 %    5.01%       3.12%    1.89 %

MARK TO MARKET OF FINANCIAL FUTURES CONTRACTS
- ---------------------------------------------

     During the three month period ended March 31, 1994 gains of $2.5 million resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 -Basis of Presentation to the Notes to Consolidated Financial Statements.

     Options Expense Options expense increased to $1.1 million for the three month period ended March 31, 1994 when compared to $737 thousand for the three month period ended March 31, 1993. The options expense for the three month period ended March 31, 1994 was comprised of the amortization of transaction fees paid for interest rate cap, floor and interest rate collar agreements.
Such quarterly amortization is expected to continue through 1997.   Included in
options expense for the three month period ended March 31, 1993 is amortization of transaction fees paid for interest rate floor and interest rate collar agreements.

GROSS PROFIT INSURANCE AGENCY
- -----------------------------

     Gross profit insurance agency increased to $936 thousand for the three month period ended March 31, 1994 compared to $512 thousand for the three month period ended March 31, 1993. The increase is primarily the result of increased sales volume of commission generating products.

RETAIL BANKING FEES
- -------------------

     Retail banking fees increased $573 thousand to $1.2 million for the three month period ended March 31, 1994 compared to $660 thousand for the three month period ended March 31, 1993. Of this increase approximately $441 thousand is attributable to fees received as a result of the savings deposit acquisitions which were completed during 1993. The remaining increase of approximately $132 thousand is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.



GENERAL AND ADMINISTRATIVE EXPENSE
- ----------------------------------

     General and administrative expense increased $3.3 million to $10.6 million for the three month period ended March 31, 1994 when compared to $7.3 million for the three month period ended March 31, 1993. The following is a discussion of changes in the components of general and administrative expense.

     Compensation and employee benefits increased $1.1 million when comparing the three month period ended March 31, 1994 to the same period in 1993. Approximately $861 thousand of this increase is attributable to the additions of staff due to the acquisitions which were completed during 1993. The remaining increase of $192 thousand is due primarily to normal wage increases at the beginning of 1994.

     Occupancy expense increased $945 thousand when comparing the three month period ended March 31, 1994 to the same period in 1993. This increase is due primarily to occupancy costs as a result of the acquisitions which were completed during 1993.

     Federal insurance premiums increased $769 thousand for the three month period ended March 31, 1994 when compared to the same period in 1993. This increase is due to the increase in savings deposits as a result of the acquisitions completed during 1993.

     Other general and administrative expense increased approximately $536 thousand for the three month period ended March 31, 1994 when compared to the same period in 1993. Approximately $312 thousand of this increase is attributable to acquisitions which were completed in 1993. The remaining amount is attributable to increases in the general level of expenses when comparing 1994 to 1993.

EXTRAORDINARY ITEM
- ------------------

     During the three month period ended March 31, 1993 the Company recorded losses totaling $1.5 million net of applicable income taxes, relating to mortgage-backed bonds which the Company issued in prior periods. A portion of the loss incurred, approximately $16 thousand, related to the repurchase of $500 thousand of mortgage-backed bonds during this period. The remaining loss of approximately $1.5 million is related to the defeasance of the Company's remaining outstanding balance of 9.7% mortgage-backed bonds. Pursuant to this the Company has purchased U.S. Treasury securities to complete this defeasance. The Company replaced the mortgage-backed bonds with relatively lesser costing savings deposits which the Company expects will enhance net interest income, prospectively.

     Transactions involving the early retirement of mortgage-backed bonds are required to be reported as extraordinary items under Generally Accepted Accounting Principles (GAAP). Under GAAP extraordinary items are considered both unusual and infrequent. However, the Company believes the early retirement of mortgage-backed bonds is an integral part of operating activities and should not be considered either unusual or infrequent. Accordingly, the Company believes a more reflective presentation of such transactions would be to include such losses in net gain (loss) from financial instruments.

ASSET/LIABILITY MANAGEMENT

     The Company's primary objective regarding Asset/Liability Management is to position the Company such that changes in interest rates do not have a material adverse impact upon the net market value of the Company. The Company's primary strategy for accomplishing its Asset/Liability Management objective is achieved by matching the weighted average maturities of assets, liabilities and off-balance sheet items (duration matching).

     Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. As of March 31, 1994 net market value as calculated by the Company was $150.4 million and $138.3 million as calculated pursuant to SFAS 107. The difference in the two amounts is attributable to the value of deposit liabilities without defined maturities which is excluded pursuant to SFAS 107 calculations.

     To measure the impact of interest rate changes, the Company recalculates the net market value assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100, 200, 300 and 400 basis points, or eight separate calculations. Larger increases or decreases in the net market value of the Company as a result of these interest rate changes represents greater interest rate risk than do smaller increases or decreases in net market value. The Company endeavors to maintain a position where it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in interest rates.

     The Office of Thrift Supervision ("OTS") recently issued a regulation, effective January 1, 1994 which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flows from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. Beginning July 1, 1994, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between
(a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which it two percent of the present value of its assets.

   Utilizing this measurement concept, the interest rate risk of the Company at March 31, 1994 is as follows:

                                                        (dollars in thousands)
                (unaudited)
- ----------------------------------------

Basis point changes in interest rates..........      -200      -100      +100       +200
   Changes in net market value due to changes
  in interest rates (Company methodology)......  $(11,780)  $(4,270)  $(1,195)  $ (9,348)
OTS "normal" level of interest rate exposure...  $(80,940)      N/A       N/A   $(80,940)


  The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of March 31, 1994, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. The slight net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. The negligible loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 7.59% and 6.12% at March 31, 1994 and December 31, 1993, respectively.

  The Company's sources of funds are funds generated from operations and from investing and financing activities. The Company does not anticipate changing its pricing policies for deposits whereby from time-to-time it may choose not to pay rates on deposits as high as certain of its competition. Funds are primarily used to originate loans, purchase mortgage-backed securities and make other investments. The Company desires to hold a significant portion of its assets in securitized form, thereby reducing the Company's exposure to credit losses and also enabling the Company to use these assets as collateral for both long- and short-term borrowings. During the three month period ended March 31, 1994 the Company's major source of cash was provided by financing activities. The Company generated approximately $454.4 million of cash during this period. The major components which contributed to this increase were the net increase in FHLB advances totaling $411 million and an increase of $133.9 million in securities sold under agreements to repurchase reduced by an $88.1 million net out-flow in savings deposits. Cash flows of approximately $455.5 million were used for investing activities. Purchases of mortgage-backed securities held to maturity and available for sale exceeded principal repayments by approximately $485.4 million. Principal repayments of loans receivable exceeded loans receivable originations and purchases of loans by approximately $36.3 million resulting in a net cash inflow. During the three month period ended March 31, 1994 cash of approximately $118 million was used to increase the Company's investment in securities held for trading.

  At March 31, 1994, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $5.4 million and adjustable-rate mortgages of approximately $724 thousand. The Company expects to satisfy these commitments through its primary sources of funds.

                           PART II  OTHER INFORMATION


Item 1.   Legal Proceedings
          ___________________________________________

          None

Item 2.   Changes in Securities
          ___________________________________________

          None

Item 3.   Defaults Upon Senior Securities
          ___________________________________________

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________

      (a) The 1994 Annual Meeting of Stockholders was held on April 28, 1994.

      (b) Directors Elected:              Directors Continuing in Office:

         Hiram S. Liggett, Jr.                  Richard E. Beumer
         Clarence M. Turley, Jr.                Alvin D. Vitt
         Stanley J. Bradshaw                    Douglas T. Breeden
                                                Robert M. Clayton II
                                                James W. Metcalfe
                                                Sheldon K. Stock

(c) At the 1994 Annual Meeting of Stockholders, the stockholders considered (i.) the approval and adoption of the Agreement and Plan of Merger, amended and restated as of March 28, 1994, by and between Roosevelt Financial and Farm & Home Financial Corporation, (ii.) the approval and adoption of an amendment to Roosevelt Financial's Certificate of Incorporation to increase the number of authorized shares of Roosevelt Financial Common Stock and create a new class of Roosevelt Financial Preferred Stock, (iii.) the approval and adoption of an amendment to Roosevelt Financial's Amended and Restated 1986 Stock Option and Incentive Plan, (iv.) the election of three directors of the Company, (v.) the approval and adoption of the Roosevelt Financial Group, Inc. 1994 Non-Employee Director Stock Option Plan, and (vi.) ratification of the appointment of KPMG Peat Marwick as independent auditors for Roosevelt Financial for the fiscal year ending December 31, 1994.

     The vote on the approval and adoption of the Agreement and Plan of Merger by and between Roosevelt Financial and Farm & Home Financial Corporation at the Annual Meeting was as follows:

                  FOR           AGAINST         ABSTAIN

                3,823,534       404,811          66,484

     There were 373,440 broker non-votes with respect to the proposal.

     The vote on the approval and adoption of an amendment to Roosevelt Financial's Certificate of Incorporation to increase the number of authorized shares of Roosevelt Financial Common Stock from 10,000,000 to 90,000,000 and create a new class of Roosevelt Financial Preferred Stock at the Annual Meeting was as follows:

                  FOR           AGAINST         ABSTAIN

               3,907,077         308,953         77,799

      There were 374,440 broker non-votes with respect to the proposal.

      The vote on the approval and adoption of an amendment to Roosevelt Financial's Amended and Restated 1986 Stock Option and Incentive Plan at the Annual Meeting was as follows:

                  FOR           AGAINST         ABSTAIN

               4,033,379        215,944         94,213

      There were 324,733 broker non-votes with respect to the proposal.


      The vote on the election of the three directors at the Annual Meeting was as follows:

                                        FOR    AGAINST  ABSTAIN

         Hiram E. Liggett, Jr.      4,543,769  121,870    2,630
         Clarence M. Turley, Jr.    4,543,807  121,832    2,630
         Stanley J. Bradshaw        4,543,769  121,870    2,630

      There were no broker non-votes with respect to the proposal.

      The vote on the approval and adoption of the Roosevelt Financial Group, Inc. 1994 Non-Employee Director Stock Option Plan at the Annual Meeting was as follows:

                  FOR           AGAINST         ABSTAIN

                4,351,542       181,668          68,562

      There were 66,497 broker non-votes with respect to the proposal.


      The vote on the ratification of the appointment of the auditors at the Annual Meeting was as follows:

                  FOR           AGAINST         ABSTAIN

              4,619,964         17,575           16,822

      There were 13,908 broker non-votes with respect to either proposal.

Item 5.   Other Information
          ___________________________________________

          None

Item 6.   Exhibits and Reports on Form 8-K
          ___________________________________________

     (a) On January 13, 1994 the Company filed a report on Form 8-K concerning the Farm & Home Financial Corporation agreement and Plan of Merger with Roosevelt Financial Group, Inc. Exhibits were filed with this report. Such exhibits were: Farm & Home's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993; Farm & Home's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; Farm & Home's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993; Farm & Home's Current Report on Form 8-K dated April 29, 1993; the Proxy Statement, Notice of Annual Meeting and Letter to Stockholders for Farm & Home's 1993 Annual Meeting of Stockholders; and Farm & Home's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (b) On February 11, 1994 the Company filed a report on Form 8-K whereby preliminary copies of Roosevelt's and Farm & Home's respective letters to stockholders, Notices of Special Meeting, forms of proxy and their Joint Proxy Statement and a preliminary copy of a letter of Transmittal were filed.

     (c) On March 10, 1994 the Company filed a report of Form 8-K concerning the Farm & Home Financial Corporation agreement and Plan of Merger with Roosevelt Financial Group, Inc. Farm & Home's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 was filed as an exhibit.

     (d) On March 18, 1994 the Company filed a report on Form 8-K. Home Bancorp's Form 10-Q for the three month period ended December 31, 1993 was filed as an exhibit.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ROOSEVELT FINANCIAL GROUP, INC.



Date: September 12, 1996           By:   /s/ Gary W. Douglass
                                         ----------------------------------
                                         Gary W. Douglass
                                         Executive Vice President and
                                          Chief Financial Officer