Form 10-Q/A
period 1994-06-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

           (Mark One)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1994
                                     --------------------------------------

                                       OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                            Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             43-1498200
- -----------------------------------------   -------------------------------
      (State or other Jurisdiction              (I.R.S. Employer ID No.)
     of incorporation or organization)


              900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI    63017
     _____________________________________________________________________
                 (Address of principal executive offices)    (Zip Code)


      Registrant's telephone number, including area code (314)  532-6200
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

                           Yes  X  No
                               ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class            Outstanding at August 12, 1994
     ________________     _________________________________
       Common Stock              38,941,415
      Par Value $.01

Introductory Statement
- ----------------------

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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing the previously reported net loss for the quarter ended June 30, 1994 by $3.1 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.



 PART I.  FINANCIAL INFORMATION                                    PAGE


 Item 1.  Financial Statements (Unaudited)

          - Consolidated Balance Sheets                            2

          - Consolidated Statements of Operations                  3

          - Consolidated Statements of Stockholders'
            Equity                                                 4

          - Consolidated Statements of Cash Flows                  5

          - Notes to Consolidated Financial
            Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            8


PART II.  OTHER INFORMATION                                       19

          SIGNATURES                                              20

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands)



                                                                               June 30,     December 31,
                                                                                 1994          1993
                                                                              (Unaudited)
Assets                                                                       ------------   ------------
Cash ---------------------------------------------------------------------   $   68,647    $    74,316
Interest-bearing deposits ------------------------------------------------        3,648         53,239
Securities purchased under agreements to resell---------------------------           --         50,000
Mortgage-backed securities:
     Held for trading-----------------------------------------------------          503        155,291
     Available for sale---------------------------------------------------    1,773,569      1,538,210
     Held to maturity-----------------------------------------------------    2,655,260      2,589,789
Investment securities:
     Available for sale---------------------------------------------------       29,894         46,317
     Held to maturity-----------------------------------------------------       46,927         53,127
Loans receivable:
     Held for sale--------------------------------------------------------        8,795         72,631
     Held to maturity-----------------------------------------------------    2,990,399      2,599,179
Stock in Federal Home Loan Bank ------------------------------------------      109,137         81,352
Office properties and equipment, net -------------------------------------       54,001         47,796
Accrued income and other assets ------------------------------------------      278,012        233,914
                                                                             ----------    -----------
          Total Assets                                                       $8,018,792    $ 7,595,161
                                                                             ==========    ===========
Liabilities and Stockholders' Equity
Savings deposits ---------------------------------------------------------   $5,092,906    $ 5,081,496
FHLB advances ------------------------------------------------------------    1,430,338      1,257,000
Mortgage-backed bonds ----------------------------------------------------       19,658         95,306
Securities sold under agreements to repurchase ---------------------------      849,541        590,401
Subordinated notes -------------------------------------------------------       27,656         54,565
Accrued expenses and other liabilities -----------------------------------      186,603        137,931
                                                                             ----------    -----------
          Total Liabilities                                                   7,606,702      7,216,699
                                                                             ----------    -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized 3,000,000 shares at
        June 30, 1994 and 10,000,000 shares at December 31, 1993;
        issued and outstanding 1,319,000 shares at June 30, 1994
        and 2,492,440 shares at December 31, 1993-------------------------           13             25
     Common stock ($.01 par value): Authorized 90,000,000 shares at
        June 30, 1994 and 30,000,000 at December 31, 1993;
        issued and outstanding 38,929,355 shares at June 30, 1994
        and 10,291,922 shares at December 31, 1993 -----------------------          389            102
     Paid-in capital -----------------------------------------------------      249,954        179,980
     Retained earnings - subject to certain restrictions -----------------      161,112        186,780
                                                                             ----------    -----------
                                                                                411,468        366,887
     Unrealized gain on mortgage-backed securities available for sale, net          622         11,575
                                                                             ----------    -----------
          Total Stockholders' Equity -------------------------------------      412,090        378,462
                                                                             ----------    -----------
                                                                             $8,018,792    $ 7,595,161
                                                                             ==========    ===========

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)




                                                                             Three Months Ended        Six Months Ended
                                                                                    June 30,               June 30,
                                                                                1994     1993         1994       1993
Interest income:                                                           ----------  --------    ---------  -----------
     Mortgage-backed securities held to maturity ----------------------   $   40,431   $ 50,581    $ 78,666   $    97,133
     Loans receivable -------------------------------------------------       51,559     52,678      98,172       105,783
     Investment securities available for sale -------------------------          366        695         936         1,419
     Investment securities held to maturity ---------------------------        1,023      1,100       2,162         2,337
     Mortgage-backed securities held for trading ----------------------        2,785      5,725       6,457        10,404
     Mortgage-backed securities available for sale --------------------       30,587      2,403      57,592         9,879
     Mortgage-backed securities held for sale -------------------------           --      2,788          --         5,682
     Securities purchased under agreements to resell ------------------           --        394         393           850
     Other ------------------------------------------------------------        3,239      2,349       5,858         4,715
                                                                          ----------   --------    --------   -----------
          Total interest income ---------------------------------------      129,990    118,713     250,236       238,202
Interest expense:                                                         ----------   --------    --------   -----------
     Savings deposits, net --------------------------------------------       49,834     46,249      96,308        93,657
     Mortgage-backed bonds --------------------------------------------        1,148      3,363       3,524         7,723
     Securities sold under agreements to repurchase -------------------        9,764     12,187      17,544        21,927
     Interest rate exchange agreements --------------------------------        2,419      9,510       6,088        19,596
     Advances from Federal Home Loan Bank -----------------------------       17,945      6,613      32,581        11,103
     Subordinated notes -----------------------------------------------        1,769      1,769       3,539         3,539
                                                                          ----------   --------    --------   -----------
          Total interest expense --------------------------------------       82,879     79,691     159,584       157,545
                                                                          ----------   --------    --------   -----------
          Net interest income -----------------------------------------       47,111     39,022      90,652        80,657
Loan loss provision (recovery) ----------------------------------------       11,682       (368)     11,832           369
                                                                          ----------   --------    --------   -----------
          Net interest income after provision for losses --------------       35,429     39,390      78,820        80,288
Noninterest income (loss):
     Net gain (loss) from financial instruments -----------------------      (33,485)     2,186     (31,858)        8,208
     Loan servicing fees, net -----------------------------------------        1,779       (557)      3,725        (1,933)
     Gross profit-insurance agency ------------------------------------        1,457      1,661       3,209         2,801
     Retail banking fees ----------------------------------------------        2,081      1,389       3,870         2,586
     Gain on sales of real estate acquired for development and sale ---        1,283         --       1,151            --
     Other ------------------------------------------------------------        1,012        257       1,647         1,227
                                                                          ----------   --------    --------   -----------
          Total noninterest income (loss) -----------------------------     (25,873)      4,936     (18,256)       12,889
                                                                          ----------   --------    --------   -----------
Noninterest expense:
     General and administrative:
       Compensation and employee benefits -----------------------------       16,102      9,243      26,567        18,752
       Occupancy ------------------------------------------------------       10,450      4,073      15,208         8,086
       Advertising ----------------------------------------------------          660        561       1,197         1,155
       Federal insurance premiums -------------------------------------        3,155      2,103       6,106         4,308
       Other ----------------------------------------------------------       15,344      5,351      20,698        10,069
                                                                          ----------   --------    --------   -----------
          Total general and administrative ----------------------------       45,711     21,331      69,776        42,370
     Provision for real estate losses ---------------------------------        3,742      1,372       4,581         3,744
                                                                          ----------   --------    --------   -----------
          Total non-interest expense ----------------------------------       49,453     22,703      74,357        46,114
                                                                          ----------   --------    --------   -----------
          Income (loss) before income tax expense and extraordinary items    (39,897)    21,623     (13,793)       47,063
Income tax expense (benefit) ------------------------------------------      (13,165)     7,940      (4,126)       16,947
                                                                          ----------   --------    --------   -----------
        Income (loss) before extraordinary items ----------------------      (26,732)    13,683      (9,667)       30,116
Extraordinary items ---------------------------------------------------       (7,849)      (425)     (7,849)       (1,908)
                                                                          ----------   --------    --------   -----------
       Net income (loss) ----------------------------------------------   $  (34,581)    13,258    $(17,516)  $    28,208
                                                                          ----------   --------    --------   -----------
       Net income (loss) attributable to common stock -----------------   $  (35,484)    12,099    $(19,618)  $    26,382
                                                                          ==========   ========    ========   ===========
Primary earnings per share:
     Income (loss) before extraordinary items -------------------------   $    (0.71)   $  0.35    $  (0.33)  $      0.88
     Extraordinary items ----------------------------------------------        (0.20)     (0.01)      (0.22)        (0.06)
                                                                          ----------   --------    --------   -----------
          Net income (loss) -------------------------------------------   $    (0.91)  $   0.34    $  (0.55)  $      0.82
Fully-diluted earnings per share:                                         ==========   ========    =========  ===========

     Income (loss) before extraordinary items -------------------------   $    (0.71)  $   0.34    $  (0.33)  $      0.77
     Extraordinary items ----------------------------------------------        (0.20)     (0.01)      (0.22)        (0.05)
                                                                          ----------   --------    --------   -----------
          Net income (loss) -------------------------------------------   $    (0.91)  $   0.33    $  (0.55)  $      0.72
                                                                          ==========   ========    ========   ===========
Dividends Paid --------------------------------------------------------   $     0.11   $   0.08    $   0.21   $      0.15
                                                                          ==========   ========    ========   ===========

           See accompanying notes to consolidated financial statement

                        ROOSEVELT FINANCIAL GROUP, INC.


                Consolidated Statements of Stockholders' Equity
                          (In thousands) (Unaudited)

                                                              Preferred stock        Common stock
                                                             ----------------    -------------------     Paid-in    Retained
                                                             Shares    Amount     Shares     Amount      Capital    Earnings
                                                             ------   -------    -------   ---------    --------   ---------
Balance, December 31, 1992 ------------------------------     1,526   $    15      8,824   $      88    $135,084   $ 153,424
Net income ----------------------------------------------        --        --         --          --          --      44,896
Three for two common stock split ------------------------        --        --      1,480          15          --         (15)
Issuance of common stock --------------------------------        --        --          8          --          98          --
Issuance of preferred stock -----------------------------       920         9         --          --      44,176          --
Exchange 119,025 shares of common stock
  for 80,000 shares of preferred stock ------------------        80         1       (119)         (1)        (27)         --
Exercise of Series B preferred stock for
  common stock ------------------------------------------       (34)       --         26          --          --          --
Exercise of incentive stock options and non-
  qualified stock options -------------------------------        --        --         73          --         649          --
Amortization of restricted stock awards -----------------        --        --         --          --          --          --
Cash dividends paid on common stock ---------------------        --        --         --          --          --      (7,710)
Cash dividends paid on preferred stock ------------------        --        --         --          --          --      (3,815)
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------------        --        --         --          --          --          --
                                                            -------   -------    -------     -------     -------     -------
Balance December 31, 1993 -------------------------------     2,492        25     10,292         102     179,980     186,780
Net loss ------------------------------------------------        --        --         --          --          --     (17,516)
Three for one common stock split ------------------------        --        --     25,157         253        (253)         --
Issuance of preferred stock -----------------------------       319         3         --          --      21,270          --
Exchange of preferred stock for common stock ------------    (1,492)      (15)     2,238          22          (7)         --
Exercise of incentive stock options ---------------------        --        --        121           1         744          --
Issuance of common stock in the acquisition of
  Home Federal Bancorp ----------------------------------        --        --      1,121          11      48,220          --
Cash dividends paid on common stock ---------------------        --        --         --          --          --      (5,239)
Cash dividends on preferred stock -----------------------        --        --         --          --          --      (2,913)
Unrealized loss on mortgage-backed securities
  available for sale, net--------------------------------        --        --         --          --          --          --
                                                            -------   -------    -------     -------    --------   ---------
Balance, June 30, 1994-----------------------------------     1,319   $    13     38,929     $   389    $249,954   $ 161,112
                                                            =======   =======    =======     =======    ========   =========

                                                                Unrealized
                                                                gain (loss) on
                                                                mortgage-
                                                                  backed
                                                                securities     Unamortized      Total
                                                                available      Restricted     Stockholders'
                                                                for sale, net  Stock Awards    Equity
                                                               --------------  ------------  -------------
Balance, December 31, 1992 ------------------------------      $       --     $      (66)    $ 288,545
Net income ----------------------------------------------              --             --        44,896
Three for two common stock split ------------------------              --             --            --
Issuance of common stock --------------------------------              --             --            98
Issuance of preferred stock -----------------------------              --             --        44,185
Exchange 119,025 shares of common stock
  for 80,000 shares of preferred stock ------------------              --             --           (27)
Exercise of Series B preferred stock for
  common stock ------------------------------------------              --             --            --
Exercise of incentive stock options and non-
  qualified stock options -------------------------------              --             --           649
Amortization of restricted stock awards -----------------              --             66            66
Cash dividends paid on common stock ---------------------              --             --        (7,710)
Cash dividends paid on preferred stock ------------------              --             --        (3,815)
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------------          11,575             --        11,575
                                                               ----------      ---------     ---------
Balance December 31, 1993 -------------------------------          11,575             --       378,462
Net loss ------------------------------------------------              --             --       (17,516)
Three for one common stock split ------------------------              --             --            --
Issuance of preferred stock -----------------------------              --             --        21,273
Exchange of preferred stock for common stock ------------              --             --            --
Exercise of incentive stock options ---------------------              --             --           745
Issuance of common stock in the acquisition of
  Home Federal Bancorp ----------------------------------              --             --        48,231
Cash dividends paid on common stock ---------------------              --             --        (5,239)
Cash dividends on preferred stock -----------------------              --             --        (2,913)
Unrealized loss on mortgage-backed securities
  available for sale, net--------------------------------         (10,953)            --       (10,953)
                                                               ----------      ---------     ---------
Balance, June 30, 1994-----------------------------------      $      622      $      --     $ 412,090
                                                               ==========      =========     =========

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)



                                                                                          Six Months Ended
                                                                                                  June 30,
                                                                                         1994            1993
                                                                                     ------------    ------------
Cash flows from operating activities:
Net income -------------------------------------------------------------------   $    (17,516)    $     28,208
Adjustments to reconcile net income to net cash used in
     operating activities:
  Extraordinary loss on early extinguishment of debt -------------------------         12,134            2,993
  Depreciation ---------------------------------------------------------------          2,535            1,826
  Amortization of discounts and premiums, net --------------------------------         29,811            6,503
  Decrease in accrued interest receivable ------------------------------------          3,298            3,038
  Decrease in accrued interest payable ---------------------------------------           (819)          (1,138)
  Provision for losses on loans and real estate ------------------------------         16,413            4,113
  Net (increase) decrease in securities held for trading ---------------------            929          (72,536)
  Net (increase) decrease in securities held for sale ------------------------             --         (121,066)
  Net (increase) decrease in loans held for sale -----------------------------         63,835          (55,581)
  Increase (decrease) in income taxes ----------------------------------------        (18,405)              21
  Other, net -----------------------------------------------------------------          4,919            8,116
                                                                                 ------------     -------------
Net cash provided by (used in) operating activities --------------------------         97,134         (195,503)
                                                                                 ------------     -------------
Cash flows from investing activities:
  Principal payments on mortgage-backed securities held to maturity ----------        463,622          308,962
  Principal payments on mortgage-backed securities available for sale --------        219,814               --
  Principal payments on loans receivable -------------------------------------        514,546          413,442
  Proceeds from sales of loans receivable ------------------------------------          3,896          198,027
  Proceeds from sales of mortgage-backed securities available for sale -------      1,380,023               --
  Proceeds from sales of investment securities available for sale ------------         11,833               --
  Proceeds from maturities of investment securities --------------------------         24,764          332,179
  Net proceeds from sales of real estate acquired through foreclosure --------          1,964              783
  Investment in mortgage-backed securities held to maturity ------------------       (550,154)      (1,125,612)
  Investment in mortgage-backed securities available for sale ----------------     (1,676,745)              --
  Originations of loans receivable -------------------------------------------       (475,004)        (261,323)
  Purchase of loans receivable -----------------------------------------------        (13,735)        (468,305)
  Purchase of investment securities ------------------------------------------        (14,479)        (367,694)
  Sales of real estate acquired for development and sale ---------------------          1,869              364
  Purchase of office properties & equipment ----------------------------------         (5,953)          (9,575)
  Sale (purchase) of stock in FHLB -------------------------------------------        (23,036)         (13,331)
  Cash acquired from acquisition ---------------------------------------------         48,091               --
  Acquisition of Home Federal Bancorp ----------------------------------------        (17,004)              --
                                                                                 ------------     -------------
Net cash used in investing activities ----------------------------------------       (105,688)        (992,083)
                                                                                 ------------     -------------
Cash flows from financing activities:
  Repurchase of mortgage-backed bonds ----------------------------------------        (60,820)            (500)
  Proceeds from FHLB advances ------------------------------------------------      6,871,756        1,540,700
  Repayment of FHLB advances -------------------------------------------------     (6,713,000)      (1,153,700)
  Savings deposits acquired in branch purchase -------------------------------             --          591,075
  Excess of savings deposits withdrawals over receipts -----------------------       (445,933)        (167,067)
  Increase in securities sold under agreements to repurchase, net ------------        237,425          235,842
  Proceeds from issuance of preferred stock ----------------------------------         21,273           44,197
  Proceeds from stock option exercises ---------------------------------------            745              332
  Cash dividends paid --------------------------------------------------------         (8,152)          (5,148)
                                                                                  ------------     -------------
Net cash provided by (used in) financing activities --------------------------        (96,706)       1,085,731
                                                                                  ------------     -------------
Net decrease in cash and cash equivalents ------------------------------------       (105,260)        (101,855)
Cash and cash equivalents at beginning of period -----------------------------        177,555          214,460
                                                                                 -------------    --------------
Cash and cash equivalents at end of period -----------------------------------   $     72,295     $    112,605
                                                                                 =============    ===============
Supplemental disclosures of cash flow information:
  Interest credited to savings deposits --------------------------------------   $     76,899     $     72,070
  Payments during the period for:
     Interest ----------------------------------------------------------------        158,765          158,246
     Taxes -------------------------------------------------------------------          6,542           15,411
Non-cash investing and financing activities:
  Non-cash transfers from securities held for trading to securities avail-----        153,860               --
  Unrealized loss on mortgage-backed securities available for sale, net ------         10,953               --
  Defeasance of mortgage-backed bonds ----------------------------------------             --           72,350
  Assets acquired, net of cash and cash equivalents --------------------------        483,886               --
  Liabilities assumed --------------------------------------------------------        491,755               --
  Common stock issued for Home Federal Bancorp -------------------------------         48,231               --

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly owned subsidiary, Roosevelt Bank, a Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiaries as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993.

     In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 1994 and the results of its operations for the three month and six month periods ended June 30, 1994 and 1993.

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

     Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing the previously reported net loss for the three month and six month periods ended June 30, 1994 by $3.1 million and $4.7 million, respectively. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

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

NOTE 2 - ACQUISITIONS

     On June 30, 1994, the merger of Farm & Home Financial Corporation, a Delaware corporation ("Farm & Home") with and into Roosevelt Financial Group, Inc. was completed. In addition as of such date, Farm & Home Savings Association, a Missouri chartered stock savings and loan association and wholly owned subsidiary of Farm & Home, merged with and into Roosevelt Bank, a federal savings bank. Pursuant to the Merger Agreement, each holder of the common stock of Farm & Home, par value $.01 per share received 2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares. The transaction was accounted for as a pooling of interests and, accordingly the financial statements of the Company have been restated to include the results of Farm & Home for the periods presented.

     On April 22, 1994, the Company completed the acquisition of the Home Federal Bancorp of Missouri, Inc. ("Home Bancorp"). Pursuant to the Merger Agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in a core deposit intangible totaling approximately $8.7 million on an after tax basis.

     Total Income and Total Net Income for the period prior to the merger of Farm & Home with the Company is as follows:

                                    Total Income                     Total Net Income
                      --------------------------------------  ------------------------------
                                  Three Months Ended                Three Months Ended
                                      March 31,                        March 31,
                             1994                1993             1994            1993
                      ------------------  ------------------  ------------  ----------------

       Company                  $ 64,962            $ 55,739       $ 9,829           $ 7,722
       Farm & Home                63,054              78,658         5,652             7,228
                                --------            --------       -------           -------
       Total                    $128,016            $134,397       $15,481           $14,950
                                ========            ========       =======           =======

NOTE 3 - 6.5% NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK

       On June 30, 1994, the Company completed the offering of 319,000 shares of 6.5% non-cumulative convertible preferred stock, Series F with a liquidation preference of $50.00 per share. The net proceeds from the issuance totaled $21.2 million. The net proceeds from the offering, together with other cash reserves were used for the early retirement of 13% Subordinated Debentures which had been previously issued by Farm & Home.

NOTE 4 - COMMON STOCK SPLIT
- ---------------------------

       On March 29, 1994, the Company declared a three for one common stock split in the form of a 200% common stock dividend payable on May 18, 1994 to stockholders of record on May 2, 1994. Under the terms of the stock split, shareholders will receive a dividend of two shares for every one share held on the record date. The stock split was subject to, and conditioned upon, the approval of the Company stockholders at the Annual Meeting of Stockholders held on April 28, 1994. At such meeting the Company shareholders approved an amendment to the Company's Certficate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 90,000,000. Common shares outstanding for the periods presented and average shares utilized in computing earnings per share have been adjusted to reflect the split.

NOTE 5 - EARNINGS PER SHARE

       Net income for primary earnings per share are adjusted for the dividends on preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended June 30, 1994 and 1993 were 39,005,013 and 32,216,924, respectively. Average common and common stock equivalents outstanding for the six month periods ended June 30, 1994 and 1993 were 35,577,324 and 32,134,542, respectively.

       Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended June 30, 1994 and 1993 were 42,741,183 and 40,270,044 respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share for the six month periods ended June 30, 1994 and 1993 were 41,444,767 and 39,102,531, respectively.

NOTE 6 - COMMON STOCK DIVIDENDS AND PREFERRED STOCK DIVIDENDS

       On July 28, 1994, the Board of Directors declared the Company's twenty sixth common stock cash dividend, in the amount of 11 cents per share payable August 31, 1994 to stockholders of record on August 15, 1994. This dividend would have represented 33 cents per share on a pre split basis. On June 23, 1994, the Board of Directors declared regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative convertible preferred stock, in the amount of 81.25 cents per share payable August 15, 1994 to stockholders of record August 4, 1994.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL RATIOS
- --------------

       With the passage in 1989 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") the capital requirements for savings institutions were significantly increased. FIRREA established three capital standards with the intended purpose of implementing capital requirements that are no less stringent than requirements applicable to national banks. The capital regulations require institutions to maintain tangible capital equal to 1.5% of total adjusted assets, and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted
assets.   General loan loss reserves totaling approximately $17.9 million are included as capital for purposes of meeting the risk-based capital requirements.

       The Bank's full compliance at June 30, 1994 with the fully phased-in requirements of December 31, 1994 is illustrated as follows:

                                                REGULATORY
                             REQUIREMENT      BANK'S CAPITAL    EXCESS CAPITAL
                           ----------------  ----------------  ----------------
CAPITAL STANDARD           AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
- ----------------           ------  --------  ------  --------  ------  --------
                                              (DOLLARS IN MILLIONS)

     Tangible Capital....    $120     1.50%    $412     5.16%    $292     3.66%
     Core Capital........    $240     3.00%    $415     5.20%    $175     2.20%
     Risk-based Capital..    $281     8.00%    $430    12.24%    $149     4.24%

ACQUISITIONS
- ------------

     On June 30, 1994, the Company completed the acquisition of Farm & Home Financial Corporation ("Farm & Home"). As a result of this transaction Farm & Home Savings Association, a wholly owned subsidiary of Farm & Home ("Farm & Home Savings") was merged with and into Roosevelt Bank, a wholly owned subsidiary of the Company. The transaction was structured such that each share of Farm & Home common stock was exchanged for 2.01 shares of the Company's common stock. At the date of the acquisition all Farm & Home preferred stock had been converted into common shares. The Company issued 17,993,838 shares of common stock in exchange for the common shares of Farm & Home. Total consideration paid (based on the $16.00 per share closing price of Roosevelt Common Stock on the Nasdaq National Market on June 30, 1994) was $287.9 million. The transaction was accounted for as a pooling of interests and, accordingly the financial statements of the Company have been restated to include the results of Farm & Home for the periods presented.

     On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. ("Home Bancorp"). Pursuant to the Merger Agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company and $7.50 in cash for each share of Home Bancorp
common stock held for a total consideration of $68 million.   Home Bancorp's
total consolidated assets were $532.7 million and saving deposits were $466.5 million. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in a core deposit intangible totaling approximately $8.7 million on an after tax basis.

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

NON-PERFORMING ASSETS                           JUNE 30,   DECEMBER 31,
(in thousands)                                    1994         1993
                                                ---------  -------------
NON-ACCRUING LOANS:
  Residential.................................   $ 8,630        $ 9,524
  Commercial real estate......................     1,961          1,088
  Consumer....................................       220            114
                                                 -------        -------
    Total.....................................   $10,811        $10,726
                                                 -------        -------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS:
  Residential.................................   $ 6,830        $ 4,416
  Commercial..................................     1,986             --
                                                 -------        -------
    Total.....................................   $ 8,816        $ 4,416
                                                 -------        -------
TROUBLED DEBT RESTRUCTURINGS:
  Commercial real estate......................   $ 2,795        $ 2,127
                                                 -------        -------
    Total.....................................   $ 2,795        $ 2,127
                                                 -------        -------
FORECLOSED ASSETS:
  Residential.................................   $ 1,438        $ 1,375
  Commercial real estate and land.............    17,926         15,996
                                                 -------        -------
    Total.....................................   $19,364        $17,371
                                                 -------        -------
Total non-performing assets...................   $41,786        $34,640
                                                 =======        =======
TOTAL AS A PERCENTAGE OF TOTAL
 ASSETS.......................................       .52%           .46%
                                                 =======        =======

     Non-performing assets increased $7.1 million to $41.8 million at June 30, 1994 as compared to $34.6 million at December 31, 1993. The overall increase in non-performing assets is due primarily to an increase in accruing loans delinquent more than ninety days and foreclosed assets to a lesser extent. Such increases were impacted by the acquisition of Home Federal during April, 1994. As of June 30, 1994 the unallocated allowance for loss for the various loan portfolios was approximately $18.7 million and specific allowances for loss for various non-performing assets was $3.9 million. For the six months ended June 30, 1994, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $405 thousand. Approximately $12 thousand in interest income was received on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the six months ended June 30, 1994 had the loans been current in accordance with their original terms, totaled approximately $112 thousand. Interest on such loans that was actually recorded as income for the six months ended June 30, 1994 was approximately $91 thousand. Not included in the preceeding data are loans where information about possible credit problems causes the Company to be less certain as to the ability of borrowers to comply with the present loan repayment terms. Such loans totalled $32.2 million at June 30, 1994.

AMOUNT OF ASSETS AND LIABILITIES
- --------------------------------

     The total assets of the Company increased $424 million to $8.019 billion at June 30, 1994 from $7.595 billion at December 31, 1993. Such growth in total assets occurred primarily through the acquisition of Home Bancorp which was completed on April 22, 1994. Loans receivable increased $453.2 million as a result of this transaction. To a lesser extent mortgage-backed securities increased through net purchases in the mortgage-backed securities available for sale portfolio and the held to maturity portfolio. The increases in these portfolios were primarily in the form of adjustable rate mortgage-backed
securities.   Total liabilities increased $391 million to $7.608 billion from
$7.217 billion for the same period. Such liability increase occurred through FHLB advances and securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

     The Company recorded a net loss totaling $34.6 million for the three month period ended June 30, 1994 when compared to net income totaling $13.3 million for the three month period ended June 30, 1993. Contributing to the net loss were nonrecurring acquisition charges of $19.8 million, $15.1 million in additions to general valuation allowances on loans and real estate, a net loss from financial instruments of $38.4 million, and extraordinary items of $7.8 million, net of taxes. Nonrecurring acquisition charges related primarily to $9.3 million in transaction costs, $5.2 million in severance expense and $5.3 million in costs to dispense of excess facilities incident to the acquisition of Farm & Home during the period. The Company recorded a net loss totaling $17.5 million for the six month period ended June 30, 1994 when compared to net income totaling $28.2 million for the six month period ended June 30, 1993. The items contributing to the net loss for the three month period ended June 30, 1994 contributed to the six month period ended June 30, 1994 as well.

NET INTEREST INCOME
- -------------------

     Net interest income increased approximately $8.1 million to $47.1 million for the three month period ended June 30, 1994 as compared to $39.0 million for the three month period ended June 30, 1993. Net interest income increased $14.6 million as a result of approximately a 21% increase in interest-earning assets and approximately a 22% increase in interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $6.5 million. Such decrease is attributable to the decrease in the general level of market interest rates until recently and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

     Net interest income increased approximately $10.0 million to $90.7 million for the six month period ended June 30, 1994 as compared to $80.7 million for the six month period ended June 30, 1993. Net interest income increased $23.2 million as a result of approximately a 22% increase in both interest-earning assets and interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $13.2 million. Such decrease is attributable to the decrease in the general level of market interest rates until recently and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (VOLUME/RATE)
- --------------------------------------------------------

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to volume and those due to changes in interest rates. For each category of interest income and interest expense, information is provided on changes attributed to (i) changes in volume (i.e., changes segregated, have been allocated to the change due to rate.


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                               1994 VS. 1993                        1994 VS. 1993
                                              ------------------------------------------  -------------------------------
                                                 INCREASE (DECREASE)            TOTAL     INCREASE (DECREASE)     TOTAL
                                                       DUE TO                  INCREASE         DUE TO           INCREASE
(DOLLARS IN THOUSANDS)                         VOLUME           RATE          (DECREASE)   VOLUME      RATE     (DECREASE)
                                              ---------  -------------------  ----------  ---------  ---------  ----------

Interest income:
  Mortgage-backed securities
   held to maturity.........................   $   158             $(10,308)   $(10,150)  $  3,516   $(21,983)   $(18,467)
  Loans receivable..........................     6,678               (7,797)     (1,119)    10,900    (18,511)     (7,611)
  Investment securities available for sale..      (232)                 (97)       (329)      (344)      (139)       (483)
  Investment securities held to maturity....       (52)                 (25)        (77)      (248)        73        (175)
  Mortgage-backed securities
   held for trading.........................    (3,268)                 328      (2,940)    (4,343)       396      (3,947)
 Mortgage-backed securities available
   for sale.................................    30,587                    0      30,587     57,592          0      57,592
  Mortgage-backed securities held for sale..    (5,191)                   0      (5,191)   (15,561)         0     (15,561)
  Securities purchased under agreements
   to resell................................      (394)                   0        (394)      (453)        (4)       (457)
  Other earning assets......................       278                  612         890        107      1,036       1,143
                                               -------             --------    --------   --------   --------    --------
   Total interest income....................   $28,564             $(17,287)   $ 11,277   $ 51,166   $(39,132)   $ 12,034
                                               -------             --------    --------   --------   --------    --------
Interest expense:
  Savings deposits, net.....................   $10,936             $ (7,351)   $  3,585   $ 19,791   $(17,140)   $  2,651
  Mortgage-backed bonds.....................    (2,199)                 (16)     (2,215)    (4,214)        15      (4,199)
  Securities sold under agreements to
   repurchase...............................    (3,220)                 797      (2,423)    (5,493)     1,110      (4,383)
  Interest rate exchange agreements.........    (1,873)              (5,218)     (7,091)    (4,465)    (9,043)    (13,508)
  Advances from Federal Home Loan Bank......    10,285                1,047      11,332     22,362       (884)     21,478
  Subordinated Notes........................         4                   (4)          0          8         (8)          0
                                               -------             --------    --------   --------   --------    --------
   Total interest expense...................   $13,933             $(10,745)   $  3,188   $ 27,989   $(25,950)   $  2,039
                                               -------             --------    --------   --------   --------    --------
Change in net interest income...............   $14,631             $ (6,542)   $  8,089   $ 23,177   $(13,182)   $  9,995
                                               =======             ========    ========   ========   ========    ========

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

                                                THREE MONTHS ENDED JUNE 30,
                             ------------------------------------------------------------------
                                           1994                             1993
                             --------------------------------  --------------------------------
                                       INTEREST     AVERAGE                 INTEREST    AVERAGE
                             AVERAGE    INCOME/       RATE       AVERAGE     INCOME/     RATE
                             BALANCE    EXPENSE        %         BALANCE     EXPENSE       %
                             --------  ----------  ----------  -----------  ---------  ---------
                                                     (DOLLARS IN MILLIONS)
Assets:
Interest earning assets:
 Mortgage-backed securities
  held to maturity.......... $2,737.9   $   40.4        5.91%    $2,729.4   $   50.6       7.41%
 Loans receivable (1) (2)...  2,949.3       51.6        6.99      2,617.3       52.7       8.05
 Mortgage-backed securities
  held for trading..........    194.7        2.8        5.72        458.3        5.7       4.96
 Investment securities
   available for sale.......     31.1        0.4        5.14         46.4        0.7       6.03
 Investment securities held
   to maturity..............     49.7        1.0        8.23         52.2        1.1       8.44
 Mortgage-backed securities
  available for sale........  1,847.1       30.6        6.63        259.3        2.4       3.70
 Mortgage-backed securities
   held for sale............       --         --          --        236.0        2.8       4.73
 Securities sold under
  agreements to resell......       --         --          --         43.8        0.4       3.65
Other earning assets........    214.0        3.2        6.00        191.5        2.3       4.94
                             --------   --------    --------     --------   --------   --------
 All interest earning assets $8,023.8   $  130.0        6.48%    $6,634.2   $  118.7       7.16%
                                        --------    --------                --------   --------

Non-interest earning assets.    272.9                               487.1
                             --------                            --------
 Total assets............... $8,296.7                            $7,121.3
                             ========                            ========

Liabilities and
Stockholders' Equity:
Interest bearing
 liabilities:
 NOW and money market
   accounts (3)............. $1,250.9   $    7.2        2.32%    $  857.8   $    6.8       3.17%
 Passbook savings deposits..    431.4        2.6        2.41        299.3        2.0       2.67
 Time deposits (3)..........  3,478.9       42.5        4.89      3,115.5       46.9       6.02
 Mortgage-backed bonds......     46.1        1.1       10.31        135.7        3.4       9.82
 Securities sold under
  agreements to repurchase..  1,008.7        9.8        3.88      1,369.9       12.2       3.57
 FHLB advances..............  1,596.1       17.9        4.50        626.9        6.6       4.24
 Subordinated notes.........     58.7        1.8       12.39         58.5        1.8      11.74
                             --------   --------    --------     --------   --------   --------
 All interest bearing
  liabilities............... $7,870.8   $   82.9        4.21%    $6,463.6   $   79.7       4.93%
                                        --------    --------                --------   --------

Non-interest bearing
  liabilities...............     28.2                               304.9
                             --------                            --------
 Total liabilities.......... $7,899.0                            $6,768.5
 Stockholders' equity.......    397.7                               352.8
                             --------                            --------
 Total Liabilities and
  stockholders' equity...... $8,296.7                            $7,121.3
                             ========                            ========
 Net interest income........            $   47.1                            $   39.0
                                        ========                            ========

 Interest rate spread (4)...                            2.27%                              2.23%
                                                    ========                           ========

 Effective net spread (5)...                            2.35%                              2.35%
                                                    ========                           ========













                                                  SIX MONTHS ENDED JUNE 30,
                               ------------------------------------------------------------------
                                             1994                              1993
                               -------------------------------     ------------------------------
                                          INTEREST    AVERAGE                INTEREST    AVERAGE
                                AVERAGE    INCOME/     RATE        AVERAGE    INCOME/     RATE
                                BALANCE    EXPENSE       %         BALANCE    EXPENSE      %
                               --------   --------    --------     --------   --------   --------
                                                      (DOLLARS IN MILLIONS)
Assets:
Interest earning assets:
 Mortgage-backed securities
  held to maturity.......... $2,687.7  $   78.7     5.85%     $2,593.7   $ 97.1       7.49%
 Loans receivable (1) (2)...  2,794.2      98.2     7.02       2,533.3    105.8       8.35
 Mortgage-backed securities
  held for trading..........    241.3       6.4     5.33         414.4     10.4       5.02
 Investment securities
   available for sale.......     35.6       0.9     5.62          47.2      1.4       5.93
 Investment securities held
   to maturity..............     50.0       2.2     8.64          56.0      2.3       8.35
 Mortgage-backed securities
  available for sale........  1,734.0      57.6     6.64         272.3      9.9       7.27
 Mortgage-backed securities
   held for sale............       --        --       --         226.6      5.7       5.02
 Securities sold under
  agreements to resell......     22.6       0.4     3.46          46.1      0.9       3.88
Other earning assets........    201.2       5.8     5.86         196.6      4.7       4.76
                             --------  --------    -----      --------   ------     ------
 All interest earning assets $7,766.6  $  250.2     6.44%     $6,386.2   $238.2       7.46%
                                       --------    -----                 ------     ------
Non-interest earning assets.    330.1                            449.5
                             --------                         --------
 Total assets............... $8,096.7                         $6,835.7
                             ========                         ========


Liabilities and
Stockholders' Equity:
Interest bearing
 liabilities:
 NOW and money market
   accounts (3)............. $1,129.5  $   14.3     2.53%     $  822.3   $ 13.6       3.31%
 Passbook savings deposits..    400.0       4.8     2.40         293.5      4.0       2.73
 Time deposits (3)..........  3,523.6      83.3     4.73       3,147.2     95.7       6.08
 Mortgage-backed bonds......     70.3       3.5    10.17         155.6      7.7       9.89
 Securities sold under
  agreements to repurchase..    934.0      17.6     3.76       1,247.0     21.9       3.51
 FHLB advances..............  1,503.8      32.6     4.34         498.5     11.1       4.45
 Subordinated notes.........     58.6       3.5    12.06          58.5      3.5      12.09
                             --------  --------    -----      --------   ------      -----
 All interest bearing
  liabilities............... $7,619.8  $  159.6     4.19%     $6,222.6   $157.5       5.06%
                                       --------    -----                 ------      -----

Non-interest bearing
  liabilities...............    89.7                            280.0
                             --------                         --------
 Total liabilities.......... $7,709.5                         $6,502.6
 Stockholders' equity.......    387.2                            333.1
                             --------                         --------
 Total Liabilities and
  stockholders' equity...... $8,096.7                         $6,835.7
                             ========                         ========
 Net interest income........           $   90.6                          $ 80.7
                                       ========                          ======

 Interest rate spread (4)...                        2.25%                            2.40%
                                                ========                            =====

 Effective net spread (5)...                        2.33%                            2.53%
                                                ========                            =====

- ----------------------------


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

   At June 30, 1994 the weighted average yield on interest-earning assets was 6.51% and the weighted average cost on interest-bearing liabilities was 4.20%.

PROVISION FOR LOSSES ON LOANS
- -----------------------------

     The provision for losses on loans increased to $11.7 million for the three month period ended June 30, 1994 compared to a recovery totaling $368 thousand for the three month period ended June 30, 1993. The increase in the provision for losses for the quarter is attributable to an increase in the general allowance for loan losses. During the quarter is was determined to increase such allowance for loan losses after discussion with and the concurrence of the Office of Thrift Supervision. Such increase also impacted the six month period ended June 30, 1994.

NET GAIN (LOSS) FROM FINANCIAL INSTRUMENTS
- ------------------------------------------

     In the conduct of its business operations the Company has determined the need to sell or terminate certain assets, liabilities, or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect of such transactions will have on the future volatility of the Net Market Value of the Company. Consequently, in pursuing such sale or termination of activities, the Company does not seek net gains in a reporting period to the detriment of earnings in future periods. On December 31, 1993, the Company adopted the provisions of SFAS No. 115. As a result, prior to December 31, 1993, mortgage-backed securities currently classified as held to maturity were classified as held for investment, securities currently classified as held for trading were classified as securities carried at market value, and mortgage-backed and investment securities currently classified as available for sale were classified as securities carried at the lower of cost or market.

     Net gain (loss) from financial instruments is summarized as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30,   JUNE 30,
                                         1994       1993       1994       1993
                                       ---------  ---------  ---------  --------

Mortgage-backed securities
  held for trading...................  $ (1,914)   $ 2,004   $ (4,491)  $ 1,441
Mark to market of financial
  futures contracts..................     7,840          -     10,334         -
Mortgage-backed securities
  available for sale.................   (28,554)     4,966    (25,665)   11,760
Cancellation costs of interest rate
  exchange agreements................    (8,910)    (4,496)    (8,910)   (4,496)
Options expense......................    (1,947)      (288)    (3,126)     (497)
                                       --------    -------   --------   -------
                                       $(33,485)   $ 2,186   $(31,858)  $ 8,208
                                       ========    =======   ========   =======

     Mortgage-Backed Securities Held For Trading During the three month period ended June 30, 1994 the Company recorded a loss on mortgage-backed securities held for trading totaling $1.9 million compared to a gain totaling $2.0 million for the three month period ended June 30, 1993. During the six month period ended June 30, 1994, the Company recorded a loss on mortgage-backed securities held for trading totaling $4.5 million compared to a gain totaling $1.4 million for the six month period ended June 30, 1993. In assessing success from these activities the Company determines a total return from these activities and compares such return to one month LIBOR rates to measure if the Company received additional value from the activities. The past performance from these activities should not be considered an indicator of the future performance from these activities. The Company believes one month LIBOR rates represent an alternative yield which is available from a passive investment with comparable characteristics as to high credit quality and minimal interest rate risk. The total return determined by the Company is comprised of interest income from the investments and market value changes from both the investments and the related hedging instruments. The following tables illustrate this analytical concept in both dollars and percent on an annualized basis for the three month and six month periods ending June 30, 1994 and 1993, respectively:

                                                     DOLLARS (MILLIONS)
                                     -------------------------------------------------
                         AVERAGE                 MARKET             AVERAGE
                       INVESTMENT    INTEREST    VALUE     TOTAL   ONE MONTH    VALUE
       PERIOD           (MILLIONS)    INCOME    CHANGES   RETURN     LIBOR      ADDED
       ------          -----------  ---------  --------  -------  ----------  --------

Three Months Ending
June 30, 1994              $194.7      $ 2.8   $  (1.9)   $  .9       $ 2.0   $  (1.1)

Three Months Ending
June 30, 1993              $458.3      $ 5.7   $   2.0    $ 7.7       $ 3.6   $   4.1

                                                         PERCENT
                                     ------------------------------------------------
                          AVERAGE               MARKET              AVERAGE
                       INVESTMENT   INTEREST     VALUE    TOTAL   ONE MONTH    VALUE
        PERIOD         (MILLIONS)    INCOME    CHANGES   RETURN     LIBOR      ADDED
        ------         ----------   --------   -------   ------   ---------   -------
Three Months Ending
June 30, 1994              $194.7       5.72%   (3.93)%    1.79%       4.12%   (2.33)%

Three Months Ending
June 30, 1993              $458.3       4.96%     1.75%    6.71%       3.11%     3.60%

                                                       DOLLARS (MILLIONS)
                                     ------------------------------------------------
                          AVERAGE               MARKET              AVERAGE
                       INVESTMENT   INTEREST     VALUE    TOTAL   ONE MONTH    VALUE
       PERIOD          (MILLIONS)    INCOME    CHANGES   RETURN     LIBOR      ADDED
       ------          ----------   --------   -------   ------   ---------   -------
Six Months Ending
June 30, 1994              $241.3      $ 6.5   $  (4.5)   $ 2.0       $ 4.5   $  (2.5)

Six Months Ending
June 30, 1993              $414.4      $10.4   $   1.4    $11.8       $ 6.5   $   5.3

                                                        PERCENT
                                     ------------------------------------------------
                          AVERAGE               MARKET              AVERAGE
                       INVESTMENT   INTEREST     VALUE    TOTAL   ONE MONTH     VALUE
       PERIOD          (MILLIONS)    INCOME   CHANGES   RETURN       LIBOR     ADDED
       ------          ----------   --------   -------   ------   ---------   -------
Six Months Ending
June 30, 1994              $241.3       5.33%   (3.72)%    1.61%       3.73%   (2.12)%

Six Months Ending
June 30, 1993              $414.4       5.02%       .7%    5.72%       3.12%     2.60%


Mark to Market of Financial Futures Contracts during the three month and six month periods ended June 30, 1994 gains of $7.8 million and $10.3 million, respectively resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 -- Basis of Presentation to the Notes to Consolidated Financial Statements.


     Mortgage-backed Securities Available For Sale During the three month period ended June 30, 1994, the Company recorded a loss on mortgage-backed securities available for sale totaling $28.6 million. As a result of the integration of Roosevelt and Farm & Home it was determined that certain fixed-rate mortgage-backed securities classified available for sale would be sold and their related hedges would be cancelled or redesignated resulting in a net loss. In addition to these transactions, the Company had also sold certain mortgage-backed securities classified available for sale during the three month period ended March 31, 1994, resulting in a gain totaling $2.9 million.

     Cancellation Costs Of Interest Rate Exchange Agreements During the three month period ended June 30, 1994, Farm & Home prepaid a $100 million Federal Home Loan Bank advance and sold its Corpus Christi branch savings deposits. As a result of a reduction in these liabilities certain interest rate exchange agreements were cancelled. Such cancellations resulted in the recording of a $8.9 million loss.

     During the three month period ended June 30, 1993, the Company completed the acquisition of the Missouri retail banking franchise of First Nationwide Bank. At the time of this acquisition the Company substantially increased its savings deposits and reduced its short term borrowings. Due to the reduction in such short-term borrowings previously deferred cancellation costs from terminated interest rate exchange agreements totaling $4.5 million were charged to operations.

     Options Expense Options expense increased to $1.9 million for the three month period ended June 30, 1994 when compared to $288 thousand for the three month period ended June 30, 1993. Options expense increased to $3.1 million for the six month period ended June 30, 1994 when compared to $497 thousand for the six month period ended June 30, 1993. Options expense was positively impacted $457 thousand and $985 thousand for the three month and six month periods ended June 30, 1993, respectively as a result of mark-to-market gains recorded on options that Farm & Home had purchased during these periods. The options expense for the three month and six month periods ended June 30, 1994 was comprised of the amortization of transaction fees paid for interest rate cap, floor and interest rate collar agreements. Quarterly amortization totaling $2.8 million is expected through 1996.

GROSS PROFIT INSURANCE AGENCY
- -----------------------------

     Gross profit insurance agency decreased to $1.5 million for the three month period ended June 30, 1994 when compared to $1.7 million for the three month period ended June 30, 1993. The decrease in the amount of commissions is the result of a lesser amount of sales volume by Farm & Home during the period. Gross profit insurance agency increased to $3.2 million for the six month period ended June 30, 1994 when compared to $2.8 million for the six month period ended June 30, 1993. The increase between the two periods is primarily the result of increased sales volume of commission generating products.

RETAIL BANKING FEES
- -------------------

     Retail banking fees increased $692 thousand to $2.1 million for the three month period ended June 30, 1994 compared to $1.4 million for the three month period ended June 30, 1993. Of this increase approximately $625 thousand is attributable to fees received as a result of savings deposit acquisitions which were integrated in the third and fourth quarter of 1993 and the acquisition of Home Federal in April, 1994. The remaining increase of approximately $67 thousand is attributable to an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased $1.3 million to $3.9 million for the six month period ended June 30, 1994 compared to $2.6 million for the six month period ended June 30, 1993. Of this increase approximately $1.1 million is attributable to additional fees received as a result of savings deposit acquisitions which were completed during 1993 and the
acquisition of Home Federal in April, 1994.   The remaining increase of
approximately $200 thousand is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.

GENERAL AND ADMINISTRATIVE EXPENSE
- ----------------------------------

     General and administrative expense increased $24.4 million to $45.7 million for the three month period ended June 30, 1994 when compared to $21.3 million for the three month period ended June 30, 1993. General and administrative expense increased $27.4 million to $69.8 million for the six month period ended June 30, 1994 compared to $42.4 million for the six month period ended June 30, 1993. Both the three month and six month periods ended June 30, 1994 were impacted by $19.8 million of nonrecurring charges for transaction costs, severance expense and costs to dispense of excess facilities incident to the acquisition of Farm & Home during the three month period ended June 30, 1994. Excluding such nonrecurring charges, general and administrative expense increased $3.1 million and $5.3 million for the three month and six month periods ended June 30, 1994, respectively when compared to the same periods in 1993 as a result of acquisitions of savings deposits which were integrated in the third and fourth quarter of 1993 and the completion of the Home Federal acquisition in April, 1994. The remaining increases of $1.6 million and $2.4 million for the three month and six month periods ended June 30, 1994, respectively when compared to the same periods in 1993 is attributable to normal wage increases and increases in the overall level of expenses.

PROVISION FOR REAL ESTATE LOSSES
- --------------------------------

     Provisions for real estate losses amounted to $3.7 million for the three month period ended June 30, 1994 and $4.6 million for the six month period ended June 30, 1994. The $3.7 million provision for the three month period ended June 30, 1994 is the result of an addition to the general valuation allowance for possible future losses on foreclosed real estate established in connection with the acquisition of Farm & Home. Such addition represents a 25% reduction in net carrying value to accommodate a strategy of accelerating the disposition of Farm & Home's real estate owned portfolio. In addition to this provision for the six month period ended June 30, 1994 Farm & Home recorded an $839,000 provision for specific valuation allowances on six non-residential real estate properties.

     Provisions for real estate losses amounted to $1.4 million for the three month period ended June 30, 1993 and $3.7 million for the six month period ended June 30, 1993. The 1993 provisions include $2.6 million for specific losses on eight non-residential properties located in Texas and $1.1 million to increase the general valuation allowance on certain real estate owned.

EXTRAORDINARY ITEMS
- -------------------

     During the three month period ended June 30, 1994, the Company recorded losses totaling $7.8 million, net of applicable income taxes. Such loss was the result of three transactions. First, the Company recorded a loss totaling $4.6 million relating to the retirement of 10.125% mortgage-backed bonds which the Company had issued in prior periods. Second, the Company recorded a loss totaling $2.6 million relating to the retirement of the 13% subordinated debentures previously issued by Farm & Home. Third, the Company recorded a loss totaling $637 thousand relating to the prepayment of Federal Home Loan Bank advances originally entered into by Farm & Home.

     During the three month and six month periods ended June 30, 1993 the Company incurred losses, respectively of approximately $425 thousand and $1.9 million, net of applicable income taxes, relating to the defeasance of the Company's 9.7% mortgage-backed bonds. The Company replaced the mortgage-backed bonds with relatively lesser costing savings deposits and as a result expects that net interest income will be enhanced, prospectively.

     Transactions involving the early retirement of mortgage-backed bonds are required to be reported as extraordinary items under Generally Accepted Accounting Principles (GAAP). Under GAAP, extraordinary items are considered both unusual and infrequent. However, the Company believes the early retirement of mortgage-backed bonds and subordinated debentures is an integral part of operating activities and should not be considered either unusual or infrequent. Accordingly, the Company believes a more reflective presentation of such transactions would be to include such losses in net gain (loss) from financial instruments.

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

     Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. As of June 30, 1994, the net market value as calculated by the Company was $385.9 million and $360.4 million as calculated pursuant to SFAS 107. The difference in the two amounts is attributable to the value of deposit liabilities without defined maturities which is excluded pursuant to SFAS 107 calculations.

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

Utilizing this measurement concept, the interest rate risk of the Company at June 30, 1994 is as follows:

                                                           (dollars in thousands)
                                                                 (unaudited)
                                                 ----------------------------------------
Basis point changes in interest rates..........       -200     -100      +100        +200
Changes in net market value due to changes in
  interest rates (Company methodology).........  $  (2,889)  $6,814  $(18,533)  $ (48,513)
OTS "normal" level of interest rate exposure...  $(104,334)     N/A       N/A   $(104,334)

  The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of June 30, 1994, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. The net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. The negligible loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 6.77% and 6.12% at June 30, 1994 and December 31, 1993, respectively.

  The Company's sources of funds are funds generated from operations and from investing and financing activities. The Company does not anticipate changing its pricing policies for deposits whereby from time-to-time it may choose not to pay rates on deposits as high as certain of its competition. Funds are primarily used to originate loans, purchase mortgage-backed securities and make other investments. The Company desires to hold a significant portion of its assets in securitized form, thereby reducing the Company's exposure to credit losses and also enabling the Company to use these assets as collateral for both long- and short-term borrowings. During the six month period ended June 30, 1994 the Company experienced a net cash outflow of approximately $105.3 million. The $97.1 million increase in cash flows from operating activities was offset by approximately $105.7 million for net cash used in investing activities and $96.2 million for net cash used in financing activities. Purchases of mortgage-backed securities exceeded principal repayments and sales of such securities by approximately $99.6 million. Withdrawals from savings deposits exceeded the net increase in the amount of Home Federal Loan Bank advances and securities sold under agreements to repurchase by approximately $49.8 million for the six month period ended June 30, 1994.

  At June 30, 1994, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $6.0 million and adjustable-rate mortgages of approximately $25.2 million. The Company expects to satisfy these commitments through its primary sources of funds.

                           PART II  OTHER INFORMATION



Item 1.   Legal Proceedings
             ___________________________________________

             None

Item 2.   Changes in Securities
             ___________________________________________

          On June 30, 1994 the Company completed the offering of 319,000 shares of 6.5% non-cumulative convertible preferred stock, Series F.

Item 3.   Defaults Upon Senior Securities
             ___________________________________________

             None

Item 4.   Submission of Matters to a Vote of Security Holders
             ___________________________________________

             None

Item 5.   Other Information
             ___________________________________________

             None

Item 6.   Exhibits and Reports on Form 8-K
             ___________________________________________


(a) On May 9, 1994, the Company filed a report on Form 8-K (which was amended on May 10, 1994) concerning the consummation of the merger between Roosevelt Financial and Home Federal Bancorp of Missouri, Inc. on April 22, 1994.

(b) On May 19, 1994, the Company filed a report on Form 8-K. Farm & Home's Form 10-Q for the three months ended March 31, 1994 was an exhibit.

(c) On July 15, 1994, the Company filed a report on Form 8-K concerning the consummation of the merger between Roosevelt Financial Group, Inc. and Farm & Home Financial Corporation on June 30, 1994.

(d) On August 12, 1994, the Company filed a report on Form 8-K concerning the combined earnings for Roosevelt for the month of July 31, 1994 after the consummation of the Farm & Home Financial Corporation merger.

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