Form 10-Q/A
period 1994-09-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

             (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended      September 30, 1994
                                 -------------------------------------------

                                       OR

          [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                            Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    43-1498200
     __________________________________               ________________________
      (State or other Jurisdiction                    (I.R.S. Employer ID No.)
     of incorporation or organization)


              900 Roosevelt Parkway, Chesterfield, Missouri  63017
     _____________________________________________________________________
     (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code (314)  532-6200
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

                                        Yes X    No
                                           -----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                          Outstanding at November 1, 1994
     __________________               ___________________________________
       Common Stock                              40,109,994
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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the quarter ended September 30, 1994 by $1.5 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.


      PART I.        FINANCIAL INFORMATION                           PAGE

      Item 1.        Financial Statements (Unaudited)

                     - Consolidated Balance Sheets                    2

                     - Consolidated Statements of Operations          3

                     - Consolidated Statements of Stockholders'
                       Equity                                         4

                     - Consolidated Statements of Cash Flows          5

                     - Notes to Consolidated Financial
                       Statements                                     6

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    8


      PART II.       OTHER INFORMATION                                18

                     SIGNATURES                                       19

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands)

                                                                       September 30,      December 31,
                                                                           1994              1993
                                                                        (Unaudited)
                                                                       -------------      ------------
Assets
Cash ..........................................................        $      24,064     $      74,316
Interest-bearing deposits .....................................                  205            53,239
Securities purchased under agreements to resell ...............                   --            50,000
Mortgage-backed securities:
     Held for trading .........................................                   --           155,291
     Available for sale .......................................            1,929,598         1,538,210
     Held to maturity .........................................            2,916,200         2,589,789
Investment securities:
     Available for sale .......................................                   --            46,317
     Held to maturity .........................................              153,882            53,127
Loans receivable:
     Held for sale ............................................                   --            72,631
     Held to maturity .........................................            3,021,854         2,599,179
Stock in Federal Home Loan Bank ...............................              109,137            81,352
Office properties and equipment, net ..........................               55,349            47,796
Accrued income and other assets ...............................              264,191           233,914
                                                                       -------------     -------------

          Total Assets                                                 $   8,474,480     $   7,595,161
                                                                       =============     =============

Liabilities and Stockholders' Equity
Savings deposits ..............................................        $   4,967,721     $   5,081,496
FHLB advances .................................................            1,547,888         1,257,000
Mortgage-backed bonds .........................................               19,659            95,306
Securities sold under agreements to repurchase ................            1,283,045           590,401
Subordinated notes ............................................               27,690            54,565
Accrued expenses and other liabilities ........................              205,410           137,931
                                                                       -------------     -------------

          Total Liabilities                                                8,051,413         7,216,699
                                                                       -------------     -------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock ($.01 par value):  Authorized 3,000,000 shares at
        September 30, 1994 and 10,000,000 shares at December 31, 1993;
        issued and outstanding 1,319,000 shares at September 30, 1994
        and 2,492,440 shares at December 31, 1993 .............                   13                25
     Common stock ($.01 par value): Authorized 90,000,000 shares at
        September 30, 1994 and 30,000,000 at December 31, 1993;
        issued and outstanding 40,034,094 shares at September 30, 1994
        and 10,291,922 shares at December 31, 1993 ............                  400               102
     Paid-in capital ..........................................              255,034           179,980
     Retained earnings - subject to certain restrictions ......              179,550           186,780
                                                                       -------------     -------------
                                                                             434,997           366,887
     Unrealized gain (loss) on mortgage-backed securities available
        for sale, net .........................................              (11,930)           11,575
                                                                       -------------     -------------

          Total Stockholders' Equity ..........................              423,067           378,462
                                                                       -------------     -------------

                                                                       $   8,474,480     $   7,595,161
                                                                       =============     =============

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

                                                                                Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                                1994        1993         1994         1993
                                                                             ---------   ---------    ---------   -----------
Interest income:
     Mortgage-backed securities held to maturity ......................      $  44,256   $  50,316    $ 122,922   $   147,449
     Loans receivable .................................................         53,290      52,087      151,462       157,870
     Investment securities available for sale .........................            281         696        1,217         2,115
     Investment securities held to maturity ...........................          1,933       1,292        4,095         3,629
     Mortgage-backed securities held for trading ......................              2       4,703        6,459        15,107
     Mortgage-backed securities available for sale ....................         35,408          --       93,000            --
     Mortgage-backed securities held for sale .........................             --      12,712           --        28,273
     Securities purchased under agreements to resell ..................            488         839          881         1,689
     Other ............................................................          2,605       2,447        8,463         7,162
                                                                             ---------   ---------    ---------   -----------
          Total interest income .......................................        138,263     125,092      388,499       363,294
                                                                             ---------   ---------    ---------   -----------
Interest expense:
     Savings deposits, net ............................................         51,792      49,172      148,100       142,829
     Mortgage-backed bonds ............................................            503       2,466        4,027        10,189
     Securities sold under agreements to repurchase ...................         15,688      13,546       33,232        35,473
     Interest rate exchange agreements ................................          1,274       7,752        7,362        27,348
     Advances from Federal Home Loan Bank .............................         20,435       8,686       53,016        19,789
     Subordinated notes ...............................................          1,020       1,770        4,559         5,309
                                                                             ---------   ---------    ---------   -----------
          Total interest expense ......................................         90,712      83,392      250,296       240,937
                                                                             ---------   ---------    ---------   -----------
          Net interest income .........................................         47,551      41,700      138,203       122,357
Provision for losses on loans .........................................            300         131       12,132           500
                                                                             ---------   ---------    ---------   -----------
          Net interest income after provision for losses ..............         47,251      41,569      126,071       121,857
Noninterest income (loss):
     Net gain (loss) from financial instruments .......................          2,553       2,625      (29,305)       10,833
     Loan servicing fees, net .........................................          1,677     (12,420)       5,402       (14,353)
     Gross profit-insurance agency ....................................          1,333       1,415        4,542         4,216
     Retail banking fees ..............................................          2,421       1,677        6,291         4,263
     Gain on sales of real estate acquired for development and sale ...          1,350          --        2,501            --
     Other ............................................................            468         373        1,684         1,448
                                                                             ---------   ---------    ---------   -----------
          Total noninterest income (loss) .............................          9,802      (6,330)      (8,885)        6,407
                                                                             ---------   ---------    ---------   -----------
Noninterest expense:
     General and administrative:
       Compensation and employee benefits .............................          7,978       9,664       34,545        28,416
       Occupancy ......................................................          4,669       4,501       19,446        12,435
       Advertising ....................................................            382         558        1,579         1,713
       Federal insurance premiums .....................................          2,999       2,712        9,105         7,020
       Other ..........................................................          4,703       5,665       25,401        15,734
                                                                             ---------   ---------    ---------   -----------
          Total general and administrative ............................         20,731      23,100       90,076        65,318
     Provision for real estate losses .................................             --         206        4,581         3,950
     Litigation settlement ............................................             --       3,252           --         3,252
                                                                             ---------   ---------    ---------   -----------
          Total non-interest expense ..................................         20,731      26,558       94,657        72,520
                                                                             ---------   ---------    ---------   -----------
          Income before income tax expense and extraordinary items ....         36,322       8,681       22,529        55,744
Income tax expense ....................................................         12,393       2,946        8,267        19,893
                                                                             ---------   ---------    ---------   -----------
        Income before extraordinary items .............................         23,929       5,735       14,262        35,851
Extraordinary items ...................................................             --          --       (7,849)       (1,908)
                                                                             ---------   ---------    ---------   -----------
       Net income .....................................................      $  23,929   $   5,735    $   6,413   $    33,943
                                                                             =========   =========    =========   ===========
       Net income (loss) attributable to common stock .................      $  22,987   $   4,544    $   3,369   $    30,927
                                                                             =========   =========    =========   ===========
Primary earnings per share:
     Income before extraordinary items ................................      $    0.57   $    0.14    $    0.30   $      1.02
     Extraordinary items ..............................................             --          --        (0.21)         (0.06)
                                                                             ---------   ---------    ---------   -----------
          Net income ..................................................      $    0.57   $    0.14    $    0.09   $      0.96
                                                                             =========   =========    =========   ===========
Fully-diluted earnings per share:
     Income before extraordinary items ................................      $    0.53   $    0.14    $    0.30   $      0.91
     Extraordinary items ..............................................             --          --        (0.21)        (0.05)
                                                                             ---------   ---------    ---------   -----------
          Net income ..................................................      $    0.53   $    0.14    $    0.09   $      0.86
                                                                             =========   =========    =========   ===========
Dividends Paid ........................................................      $    0.11   $    0.25    $    0.32   $      0.70
                                                                             =========   =========    =========   ===========

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                Consolidated Statements of Stockholders' Equity
                          (In thousands) (Unaudited)

                                                                                                                    Unrealized
                                                                                                                   gain (loss) on
                                                                                                                     mortgage-
                                                                                                                      backed
                                                   Preferred stock      Common stock                                securities
                                                  -----------------    ---------------      Paid-in     Retained     available
                                                  Shares     Amount    Shares   Amount      capital     earnings   for sale, net
                                                  ------     ------    ------   ------      -------     --------   -------------
Balance, December 31, 1992....................     1,526  $     15     8,824  $    88     $ 135,084   $ 153,424         $   --
Net income....................................        --        --        --       --            --      44,896             --
Three for two common stock split..............        --        --     1,480       15            --         (15)            --
Issuance of common stock......................        --        --         8       --            98          --             --
Issuance of preferred stock...................       920         9        --       --        44,176          --             --
Exchange 119,025 shares of common stock
  for 80,000 shares of preferred stock........        80         1      (119)      (1)          (27)         --             --
Exercise of Series B preferred stock for
  common stock................................       (34)       --        26       --            --          --             --
Exercise of incentive stock options and non-
  qualified stock options.....................        --        --        73       --           649          --             --
Amortization of restricted stock awards.......        --        --        --       --            --          --             --
Cash dividends paid on common stock...........        --        --        --       --            --      (7,710)            --
Cash dividends paid on preferred stock........        --        --        --       --            --      (3,815)            --
Unrealized gain on mortgage-backed securities
  available for sale, net.....................        --        --        --       --            --          --         11,575
                                                --------  --------  -------- --------    ----------   ---------       --------
Balance December 31, 1993.....................     2,492        25    10,292      102       179,980     186,780         11,575
Net income....................................        --        --        --       --            --       6,413             --
Three for one common stock split..............        --        --    25,157      253          (253)         --             --
Issuance of preferred stock...................       319         3        --       --        21,270          --             --
Exchange of preferred stock for common stock..    (1,492)      (15)    2,238       22            (7)         --             --
Exercise of incentive stock options...........        --        --     1,226       12         5,824          --             --
Issuance of common stock in the acquisition of
  Home Federal Bancorp........................        --        --     1,121       11        48,220          --             --
Cash dividends paid on common stock...........        --        --        --       --            --      (9,530)            --
Cash dividends on preferred stock.............        --        --        --       --            --      (4,113)            --
Unrealized loss on mortgage-backed securities
  available for sale, net.....................        --        --        --       --            --          --        (23,505)
                                                --------  --------  -------- --------    ----------   ---------       --------
Balance, September 30, 1994...................     1,319  $     13  $ 40,034 $    400    $  255,034   $ 179,550       $(11,930)
                                                ========  ========  ======== ========    ==========   =========       ========

                                                 Unamortized       Total
                                                  restricted    stockholders'
                                                 stock awards      equity
                                                 ------------   -------------
Balance, December 31, 1992....................   $    (66)      $    288,545
Net income....................................         --             44,896
Three for two common stock split..............         --                 --
Issuance of common stock......................         --                 98
Issuance of preferred stock...................         --             44,185
Exchange 119,025 shares of common stock
  for 80,000 shares of preferred stock........         --                (27)
Exercise of Series B preferred stock for
  common stock................................         --                 --
Exercise of incentive stock options and non-
  qualified stock options.....................         --                649
Amortization of restricted stock awards.......         66                 66
Cash dividends paid on common stock...........         --             (7,710)
Cash dividends paid on preferred stock........         --             (3,815)
Unrealized gain on mortgage-backed securities
  available for sale, net.....................         --             11,575
                                                 --------         ----------
Balance December 31, 1993.....................         --            378,462
Net income....................................         --              6,413
Three for one common stock split..............         --                 --
Issuance of preferred stock...................         --             21,273
Exchange of preferred stock for common stock..         --                 --
Exercise of incentive stock options...........         --              5,836
Issuance of common stock in the acquisition of
  Home Federal Bancorp........................         --             48,231
Cash dividends paid on common stock...........         --             (9,530)
Cash dividends on preferred stock.............         --             (4,113)
Unrealized loss on mortgage-backed securities
  available for sale, net.....................         --            (23,505)
                                                 --------         ----------
Balance, September 30, 1994...................   $     --         $  423,067
                                                 ========         ==========

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             1994                1993
                                                                         ------------        -----------
Cash flows from operating activities:
Net income ............................................................. $      6,413        $    33,943
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
  Extraordinary loss on early extinguishment of debt ...................       12,134              3,005
  Depreciation .........................................................        4,114              2,950
  Amortization of discounts and premiums, net ..........................       13,430             22,274
  (Increase) decrease in accrued interest receivable ...................       (2,973)             1,033
  Increase (decrease) in accrued interest payable ......................       (1,676)               116
  Provision for losses on loans and real estate ........................       16,713              4,450
  Net increase in securities held for trading ..........................      (35,680)           (58,038)
  Net increase in securities held for sale .............................           --           (249,987)
  Net (increase) decrease in loans held for sale .......................       72,631            (55,134)
  Increase (decrease) in income taxes ..................................       (8,917)             7,937
  Other, net ...........................................................       (1,771)            (5,568)
                                                                         ------------        -----------

Net cash provided by (used in) operating activities ....................       74,418           (293,019)
                                                                         ------------        -----------

Cash flows from investing activities:
  Principal payments on mortgage-backed securities held to maturity ....      619,353            538,519
  Principal payments on mortgage-backed securities available for sale...      266,964                --
  Principal payments on loans receivable ...............................      757,394            802,906
  Proceeds from sales of loans receivable ..............................       13,498            331,824
  Proceeds from sales of mortgage-backed securities available for sale..    1,951,565                --
  Proceeds from sales of investment securities available for sale ......       41,842                --
  Proceeds from maturities of investment securities ....................       29,764             78,967
  Net proceeds from sales of real estate acquired through foreclosure...        4,026              1,494
  Investment in mortgage-backed securities held to maturity ............     (920,198)        (1,665,169)
  Investment in mortgage-backed securities available for sale ..........   (2,520,085)                --
  Originations of loans receivable .....................................     (561,832)        (1,094,726)
  Purchase of loans receivable .........................................     (101,253)          (282,237)
  Purchase of investment securities ....................................     (126,211)           (71,573)
  Sales of real estate acquired for development and sale ...............        2,913                558
  Purchase of office properties & equipment ............................       (6,005)           (11,445)
  Purchase of stock in FHLB ............................................      (23,036)           (19,221)
  Cash acquired from acquisition .......................................       48,091                 --
  Acquisition of Home Federal Bancorp ..................................      (17,004)                --
                                                                         ------------        -----------

Net cash used in investing activities ..................................     (540,214)        (1,390,103)
                                                                         ------------        -----------

Cash flows from financing activities:
  Repurchase of mortgage-backed bonds ..................................      (60,820)              (500)
  Redemption of subordinated debt ......................................      (31,022)               --
  Proceeds from FHLB advances ..........................................   11,800,256          2,730,700
  Repayment of FHLB advances ...........................................  (11,524,000)        (2,128,700)
  Savings deposits acquired in branch purchase .........................           --            591,075
  Excess of savings deposits withdrawals over receipts .................     (556,299)          (285,224)
  Increase in securities sold under agreements to repurchase, net ......      670,929            536,682
  Proceeds from issuance of preferred stock ............................       21,273             44,197
  Proceeds from stock option exercises .................................        5,836                410
  Cash dividends paid ..................................................      (13,643)            (8,317)
  Net increase in advances from borrowers for taxes and insurance ......           --             59,975
                                                                         ------------        -----------
Net cash provided by financing activities ..............................      312,510          1,540,298
                                                                         ------------        -----------
Net decrease in cash and cash equivalents ..............................     (153,286)          (142,824)
Cash and cash equivalents at beginning of period .......................      177,555            214,460
                                                                         ------------        -----------
Cash and cash equivalents at end of period ............................. $     24,269        $    71,636
                                                                         ============        ===========

Supplemental disclosures of cash flow information:
  Interest credited to savings deposits ................................ $     94,809        $   112,035
  Payments during the period for:
     Interest ..........................................................      251,972            239,209
     Taxes .............................................................        6,542             16,711
Non-cash investing and financing activities:
  Non-cash transfers from securities held for trading to
   securities available for sale........................................      190,972                 --
  Unrealized gain on mortgage-backed securities available for sale, net.       23,505                 --
  Defeasance of mortgage-backed bonds ..................................           --             72,350
  Assets acquired, net of cash and cash equivalents ....................      483,886                 --
  Liabilities assumed ..................................................      491,755                 --
  Common stock issued for Home Federal Bancorp .........................       48,231                 --

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly owned subsidiary, Roosevelt Bank, a Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiaries as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993.

     In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 1994 and the results of its operations for the three month and nine month periods ended September 30, 1994 and 1993.

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

     At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80 "Accounting for Futures Contracts, thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

     Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the three month and nine month periods ended September 30, 1994 by $1.5 million and $6.2 million, respectively. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

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

Note 3 - 6.5% Non-Cumulative Convertible Preferred Stock

     On June 30, 1994, the Company completed the offering of 319,000 shares of 6.5% non-cumulative convertible preferred stock, Series F with a liquidation preference of $50.00 per share. The net proceeds from the issuance totaled $21.3 million. The net proceeds from the offering, together with other cash on hand were used for the early retirement of 13% Subordinated Debentures which had been previously issued by Farm & Home.

Note 4 - Common Stock Split

     On March 29, 1994, the Company declared a three for one common stock split in the form of a 200% common stock dividend payable on May 18, 1994 to stockholders of record on May 2, 1994. Under the terms of the stock split, shareholders received a dividend of two shares for every one share held on the record date. The stock split was subject to, and conditioned upon, the approval of the Company stockholders at the Annual Meeting of Stockholders held on April 28, 1994. At such meeting the Company shareholders approved an amendment to the Company's Certficate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 90,000,000. Common shares outstanding for the periods presented and average shares utilized in computing earnings per share have been adjusted to reflect the split.

Note 5 - Earnings Per Share

     Net income for primary earnings per share are adjusted for the dividends on preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended September 30, 1994 and 1993 were 40,109,251 and 32,096,716, respectively. Average common and common stock equivalents outstanding for the nine month periods ended September 30, 1994 and 1993 were 37,087,966 and 32,121,550, respectively.

     Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended September 30, 1994 and 1993 were 45,050,227 and 40,328,395 respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share for the nine month periods ended September 30, 1994 and 1993 were 42,646,248 and 39,510,755, respectively.

Note 6 - Common Stock Dividends and Preferred Stock Dividends

     On October 27, 1994 , the Board of Directors declared the Company's twenty seventh common stock cash dividend, in the amount of 11 cents per share payable November 30, 1994 to stockholders of record on November 15, 1994. On September 16, 1994, the Board of Directors declared a regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative convertible preferred stock, in the amount of 81.25 cents per share payable November 15, 1994 to stockholders of record November 4, 1994.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION and RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capital Ratios
- --------------

          With the passage in 1989 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") the capital requirements for savings institutions were significantly increased. FIRREA established three capital standards with the intended purpose of implementing capital requirements that are no less stringent than requirements applicable to national banks. The capital regulations require institutions to maintain tangible capital equal to 1.5% of total adjusted assets, and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-
weighted assets.   General loan loss reserves totaling approximately $19.7
million are included as capital for purposes of meeting the risk-based capital requirements.

          The Bank's full compliance at September 30, 1994 with the fully phased-in capital requirements is illustrated as follows:

                             Regulatory
                             Requirement      Bank's Capital    Excess Capital
                           ----------------  ----------------  ----------------
     Capital Standard      Amount  Percent   Amount  Percent   Amount  Percent
     ----------------      ------  --------  ------  --------  ------  --------
                                           (dollars in millions)

     Tangible Capital....    $126     1.50%    $423     5.02%    $297     3.52%
     Core Capital........    $253     3.00%    $426     5.05%    $173     2.05%
     Risk-based Capital..    $272     8.00%    $437    12.80%    $165     4.80%

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


Non-Performing Assets                           September 30,   December 31,
(in thousands)                                       1994           1993
                                                --------------  -------------
Non-accruing loans:
  Residential.................................  $       7,853   $      9,524
  Commercial real estate......................          1,718          1,088
  Consumer....................................            347            114
                                                -------------   ------------
    Total.....................................  $       9,918   $     10,726
                                                -------------   ------------
Accruing loans delinquent more than 90 days:
  Residential.................................  $       5,257   $      4,416
                                                -------------   ------------
Troubled Debt Restructurings:
  Commercial real estate......................  $       2,783   $      2,127
                                                -------------   ------------

Foreclosed assets:
  Residential.................................  $       2,477   $      1,375
  Commercial real estate and land.............         16,755         15,996
                                                -------------   ------------
    Total.....................................  $      19,232   $     17,371
                                                -------------   ------------
Total non-performing assets...................  $      37,190   $     34,640
                                                =============   ============
Total as a percentage of total
 assets.......................................            .44%           .46%
                                                =============   ============

     Non-performing assets increased $2.6 million to $37.2 million at September 30, 1994 as compared to $34.6 million at December 31, 1993. The overall increase in non-performing assets is due primarily to an increase in accruing loans delinquent more than ninety days and foreclosed assets. Such increases were impacted by the acquisition of Home Federal during April, 1994. As of September 30, 1994 the allowance for loss for the various loan portfolios was approximately $22.7 million. For the nine months ended September 30, 1994, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $595 thousand. Approximately $18 thousand in interest income was received on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the nine months ended September 30, 1994 had the loans been current in accordance with their original terms, totaled approximately $155 thousand. Interest on such loans that was actually recorded as income for the nine months ended September 30, 1994 was approximately $131 thousand. Not included in the preceeding data are loans where information about possible credit problems causes the Company to be less certain as to the ability of borrowers to comply with the present loan repayment terms. Such loans totalled $36.9 million at September 30, 1994.

 Amount of Assets and Liabilities
- ---------------------------------

     The total assets of the Company increased $879 million to $8.474 billion at September 30, 1994 from $7.595 billion at December 31, 1993. Such growth in total assets occurred partially through the acquisition of Home Bancorp which was completed on April 22, 1994. Loans receivable increased $453.2 million as a result of this transaction. Also, mortgage-backed securities increased through net purchases in the mortgage-backed securities available for sale portfolio and the held to maturity portfolio. The increases in these portfolios were
primarily in the form of adjustable rate mortgage-backed securities.   Total
liabilities increased $834 million to $8.051 billion from $7.217 billion for the same period. Such liability increase occurred through FHLB advances and securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

     The Company recorded net income totaling $23.9 million for the three month period ended September 30, 1994 when compared to net income totaling $5.7 million for the three month period ended September 30, 1993. Net income for the three month period ended September 30, 1993 was impacted as a result of additional amortization by Farm & Home of purchased mortgage servicing rights totaling $26.5 million and a litigation settlement also by Farm & Home totaling $3.3 million. The Company recorded net income totaling $6.4 million for the nine month period ended September 30, 1994 when compared to net income totaling
$33.9 million for the nine month period ended September 30, 1993.   Net income
for the nine month period ended September 30, 1994 was impacted by transactions which occurred during the three month period ended June 30, 1994. Such transactions related to the acquisition of Farm & Home. These transactions were nonrecurring acquisition charges of $19.8 million, $15.1 million in additions to general valuation allowances on loans and real estate, a net loss from financial instruments of $38.4 million, and extraordinary items of $7.8 million, net of taxes. Nonrecurring acquisition charges related primarily to $9.3 million in transaction costs, $5.2 million in severance expense and $5.3 million in costs to dispense of excess facilities incident to the acquisition of Farm & Home during the period. Net income for the nine month period ended September 30, 1994 was also impacted by the recognition of gains resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $12.9 million. For additional discussion regarding the company's financial futures positions see Note 1 -- Basis of Presentation to the Notes to Consolidated Financial Statements.

Net Interest Income
- -------------------

     Net interest income increased approximately $5.9 million to $47.6 million for the three month period ended September 30, 1994 as compared to $41.7 million for the three month period ended September 30, 1993. Net interest income increased $13.3 million as a result of a 15.9% increase in interest-earning assets and a 14.6% increase in interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $7.4 million. Such decrease is attributable to the decrease in the general level of market interest rates until recently and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

     Net interest income increased approximately $15.8 million to $138.2 million for the nine month period ended September 30, 1994 as compared to $122.4 million for the nine month period ended September 30, 1993. Net interest income increased $39.1 million as a result of a 19.5% increase in interest-earning assets and a 19.6% increase in interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $23.3 million. Such decrease is attributable to the decrease in the general level of market interest rates until recently and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

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

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                                  1994 vs. 1993                    1994 vs. 1993
                                                         -------------------------------  --------------------------------
                                               Increase (Decrease)      Total    Increase (Decrease)      Total
                                                      Due to          Increase         Due to           Increase
(Dollars in Thousands)                         Volume       Rate     (Decrease)   Volume      Rate     (Decrease)
                                              ---------  ----------   ---------  ---------  ---------  ----------
Interest income:
  Mortgage-backed securities
   held to maturity.........................  $ (2,806)    $(3,254)   $ (6,060)  $    307   $(24,834)   $(24,527)
  Loans receivable..........................     6,057      (4,854)      1,203     16,992    (23,400)     (6,408)
  Investment securities available for sale..      (342)        (73)       (415)      (691)      (207)       (898)
  Investment securities held to maturity....     1,064        (423)        641        821       (355)        466
  Mortgage-backed securities
   held for trading.........................    (4,701)          0      (4,701)    (9,233)       585      (8,648)
 Mortgage-backed securities available
   for sale.................................    35,408           0      35,408     93,000          0      93,000
  Mortgage-backed securities held for sale..   (12,712)          0     (12,712)   (28,273)         0     (28,273)
  Securities purchased under agreements
   to resell................................      (461)        110        (351)      (894)        86        (808)
  Other earning assets......................      (913)      1,071         158       (792)     2,093       1,301
                                              --------     -------    --------   --------   --------    --------
   Total interest income....................  $ 20,594     $(7,423)   $ 13,171   $ 71,237   $(46,032)   $ 25,205
                                              --------     -------    --------   --------   --------    --------
Interest expense:
  Savings deposits, net.....................  $  3,931     $(1,311)   $  2,620   $ 21,163   $(15,892)   $  5,271
  Mortgage-backed bonds.....................    (1,974)         11      (1,963)    (6,201)        39      (6,162)
  Securities sold under agreements to
   repurchase...............................      (243)      2,385       2,142     (5,930)     3,689      (2,241)
  Interest rate exchange agreements.........    (1,594)     (4,884)     (6,478)    (5,939)   (14,047)    (19,986)
  Advances from Federal Home Loan Bank......     7,860       3,889      11,749     29,670      3,557      33,227
  Subordinated Notes........................      (654)        (96)       (750)      (646)      (104)       (750)
                                              --------     -------    --------   --------   --------    --------
   Total interest expense...................  $  7,326     $    (6)   $  7,320   $ 32,117   $(22,758)   $  9,359
                                              --------     -------    --------   --------   --------    --------
Change in net interest income...............  $ 13,268     $(7,417)   $  5,851   $ 39,120   $(23,274)   $ 15,846
                                              ========     =======    ========   ========   ========    ========

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




                                                             Three Months Ended September 30,
                                            -------------------------------------------------------------------
                                                         1994                                1993
                                            --------------------------------  ---------------------------------
                                                       Interest    Average                  Interest   Average
                                            Average    Income/       Rate       Average     Income/     Rate
                                            Balance    Expense        %         Balance     Expense       %
                                            --------  ----------  ----------  -----------  ---------  ---------
Assets:                                                           (dollars in millions)
Interest earning assets:
  Mortgage-backed securities
    held to maturity.....................   $2,889.4   $   44.3        6.13%    $3,060.0   $   50.3       6.58%
  Loans receivable (1) (2)...............    3,005.5       53.3        7.09      2,692.4       52.1       7.74
  Mortgage-backed securities
    held for trading.....................         --         --          --        412.5        4.7       4.56
  Investment securities
    available for sale...................       23.6        0.3        4.77         46.4        0.7       6.00
  Investment securities held
    to maturity..........................      113.8        1.9        6.79         62.4        1.3       8.28
  Mortgage-backed securities
    available for sale...................    2,172.7       35.4        6.53           --         --         --
  Mortgage-backed securities
    held for sale........................         --         --          --        661.0       12.7       7.69
  Securities sold under
    agreements to resell.................       41.0        0.5        4.76         90.7        0.8       3.71
Other earning assets.....................      125.4        2.6        8.31        200.1        2.5       4.89
                                            --------   --------    --------     --------   --------   --------
  All interest earning assets............   $8,371.4   $  138.3        6.61%    $7,225.5   $  125.1       6.92%
                                                       --------    --------                --------   --------

Non-interest earning assets..............      315.1                               500.3
                                            --------                            --------

  Total assets...........................   $8,686.5                            $7,725.8
                                            ========                            ========

Liabilities and
Stockholders' Equity:
Interest bearing liabilities:
  NOW and money market
    accounts (3).........................   $1,021.6   $    5.5        2.15%    $  951.8   $    7.1       2.98%
  Passbook savings deposits..............      434.5        2.6        2.38        352.4        2.3       2.61
  Time deposits (3)......................    3,575.9       45.0        5.03      3,355.4       47.5       5.66
  Mortgage-backed bonds..................       19.7        0.5       10.24         98.3        2.5      10.03
  Securities sold under
    agreements to repurchase.............    1,381.5       15.7        4.54      1,406.8       13.5       3.85
  FHLB advances..........................    1,652.9       20.4        4.95        867.6        8.7       4.00
  Subordinated notes.....................       36.9        1.0       11.05         58.6        1.8      12.09
  All interest bearing                      --------   --------    --------     --------   --------   --------
    liabilities..........................   $8,123.0   $   90.7        4.47%    $7,090.9   $   83.4       4.70%
                                                       --------    --------                --------   --------

Non-interest bearing
  liabilities............................      145.9                               274.2
                                            --------                            --------
  Total liabilities                         $8,268.9                            $7,365.1
Stockholders' equity.....................      417.6                               360.7
                                            --------                            --------
  Total Liabilities and
    stockholders' equity.................   $8,686.5                            $7,725.8
                                            ========                            ========
  Net interest income....................              $   47.6                            $   41.7
                                                       ========                            ========
  Interest rate spread (4)...............                              2.14%                              2.22%
                                                                   ========                           ========

  Effective net spread (5)...............                              2.27%                              2.31%
                                                                   ========                           ========













                                                          Nine Months Ended September 30,
                                            --------------------------------------------------------
                                                        1994                          1993
                                            ----------------------------  --------------------------
                                                       Interest  Average            Interest  Average
                                             Average    Income/    Rate    Average   Income/   Rate
                                             Balance    Expense     %      Balance   Expense    %
                                            ----------  --------  ------  ---------  -------  ------
Assets:                                                          (dollars in millions)
Interest earning assets:
  Mortgage-backed securities
    held to maturity.....................     $2,754.9  $  122.9   5.95%   $2,749.2   $147.4   7.15%
  Loans receivable (1) (2)...............      2,864.6     151.5   7.05     2,586.3    157.9   8.14
  Mortgage-backed securities
    held for trading.....................        160.9       6.4   5.35       413.8     15.1   4.87
  Investment securities
    available for sale...................         31.6       1.2   5.14        46.9      2.1   6.01
  Investment securities held
    to maturity..........................         71.3       4.1   7.66        58.1      3.6   8.32
  Mortgage-backed securities
    available for sale...................      1,880.2      93.0   6.60          --       --     --
  Mortgage-backed securities
    held for sale........................           --        --     --       553.0     28.3   6.82
  Securities sold under
    agreements to resell.................         28.7       0.9   4.08        60.9      1.7   3.70
Other earning assets.....................        175.9       8.5   6.42       197.8      7.2   4.83
                                              --------  --------  -----    --------   ------  -----
  All interest earning assets............     $7,968.1  $  388.5   6.50%   $6,666.0   $363.3   7.26%
                                                        --------  -----               ------  -----

Non-interest earning assets..............        325.2                        329.4
                                              --------                     --------

  Total assets...........................     $8,293.3                     $6,995.4
                                              ========                     ========

Liabilities and
Stockholders' Equity:
Interest bearing liabilities:
  NOW and money market
    accounts (3).........................     $1,093.6  $   19.7   2.41%   $  865.5   $ 20.7   3.19%
  Passbook savings deposits..............        411.5       7.5   2.41       313.2      6.2   2.64
  Time deposits (3)......................      3,541.0     128.3   4.83     3,216.1    143.2   5.94
  Mortgage-backed bonds..................         53.4       4.0  10.05       136.5     10.2   9.95
  Securities sold under
    agreements to repurchase.............      1,083.2      33.2   4.09     1,300.7     35.5   3.64
  FHLB advances..........................      1,553.5      53.0   4.55       621.6     19.8   4.25
  Subordinated notes.....................         51.4       4.6  11.83        58.5      5.3  12.09
  All interest bearing                        --------  --------  -----    --------   ------  -----
    liabilities..........................     $7,787.6  $  250.3   4.28%   $6,512.1   $240.9   4.93%
                                                        --------  -----               ------  -----

Non-interest bearing
  liabilities............................       108.3                        141.0
                                              --------                     --------
  Total liabilities                          $7,895.9                     $6,653.1
Stockholders' equity.....................       397.4                        342.3
                                              --------                     --------
  Total Liabilities and
    stockholders' equity.................     $8,293.3                     $6,995.4
                                              ========                     ========
  Net interest income                                   $  138.2                      $122.4
                                                        ========                      ======
  Interest rate spread (4)...............                          2.22%                       2.33%
                                                                  =====                        =====

  Effective net spread (5)...............                          2.31%                       2.45%
                                                                  =====                        =====
- ----------------------------


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

   At September 30, 1994 the weighted average yield on interest-earning assets was 6.51% and the weighted average cost on interest-bearing liabilities was 4.59%.

Provision for Losses on Loans
- -----------------------------

     The provision for losses on loans increased to $300 thousand for the three month period ended September 30, 1994 compared to $131 thousand for the three month period ended September 30, 1993. The provision for losses on loans increased to $12.1 million for the nine month period ended September 30, 1994 compared to $500 thousand for the nine month period ended September 30, 1993. The increase in the provision for losses for the nine month period of 1994 is attributable to an increase in the general allowance for loan losses which was recorded in the three month period ended June 30, 1994. During the June quarter it was determined to increase such allowance for loan losses after discussion with and the concurrence of the Office of Thrift Supervision.

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

     Net gain (loss) from financial instruments is summarized as follows:

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                               1994       1993       1994       1993
                                              ------     ------     ------     ------

     Mortgage-backed securities
       held for trading........              $    --    $(2,915)  $ (4,491)   $(1,474)
     Mark to market of financial
       futures contracts.......                2,578         --     12,912         --
     Mortgage-backed securities
       available for sale..........            2,608      6,125    (23,057)    17,885
     Cancellation costs of interest rate
       exchange agreements.....                   --         --     (8,910)    (4,496)
     Options expense                          (2,633)      (585)    (5,759)    (1,082)
                                             -------    -------   --------    -------
                                             $ 2,553    $ 2,625   $(29,305)   $10,833
                                             =======    =======   ========    =======

     Mortgage-Backed Securities Held For Trading During the three month period ended September 30, 1994 the Company did not have an investment in securities held for trading. Consequently there were no gains or losses on securities held for trading for this period. During this period, the Company had determined that it could not support the portfolio turnover ratio's required to classify investments as held for trading. Effective July 1, 1994, the securities held for trading portfolio was transferred to the available for sale portfolio at the estimated fair value of the securities which were held. During the three month period ended September 30, 1993, the Company recorded a net loss totaling $2.9 million in securities held for trading. During the nine month periods ended September 30, 1994 and 1993, the Company recorded losses totaling $4.5 million and $1.5 million, respectively on securities held for trading. The Company cannot predict when or if ever it will maintain such a portfolio in the future.

Mark to Market of Financial Futures Contracts
- ---------------------------------------------

     During the three month and nine month periods ended September 30, 1994 gains of $2.6 million and $12.9 million, respectively resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements.

     Mortgage-backed Securities Available For Sale During the three month period ended September 30, 1994, the Company sold certain mortgage-backed securities classified available for sale resulting in a gain totaling $2.6 million. During the nine month period ended September 30, 1994, the Company recorded a loss on mortgage-backed securities available for sale totaling $23.1 million resulting primarily from transactions in the June 1994 quarter. During the three month period ended June 30, 1994, as a result of the integration of Roosevelt and Farm & Home it was determined that certain fixed-rate mortgage-backed securities classified available for sale would be sold and their related hedges would be cancelled or redesignated resulting in a net loss totaling $28.6 million. In addition to these transactions, during the three month periods ended March 31, and September 30, 1994, the Company also sold certain mortgage-backed securities classified available for sale, resulting in gains totaling $5.7 million.

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

     Options Expense Options expense increased to $2.6 million for the three month period ended September 30, 1994 when compared to $585 thousand for the three month period ended September 30, 1993. Options expense increased to $5.8 million for the nine month period ended September 30, 1994 when compared to $1.1 million for the nine month period ended September 30, 1993. Options expense was positively impacted $1.6 million and $2.6 million for the three month and nine month periods ended September 30, 1993, respectively as a result of mark-to-market gains recorded on options that Farm & Home had purchased during these periods. The options expense for the three month and nine month periods ended September 30, 1994 was comprised of the amortization of transaction fees paid for interest rate cap, floor and interest rate collar agreements. Quarterly amortization totaling $2.5 million is expected through 1996.

Loan Servicing Fees, Net
- ------------------------

     Loan servicing fees, net increased to $1.7 million for the three month period ended September 30, 1994, as compared to an expense totaling $12.4 million for the three month period ended September 30, 1993. Loan servicing fees, net increased to $5.4 million for the nine month period ended September 30, 1994 as compared to an expense totaling $14.4 million for the nine month
period ended September 30, 1993.   For the three month and nine month periods in
1993 loan servicing fees, net was impacted by additional amortization by Farm & Home of purchased mortgage servicing rights a result of significant loan prepayments totaling $16.6 million and $26.5 million, respectively.

Gross Profit Insurance Agency
- -----------------------------

     Gross profit insurance agency decreased to $1.3 million for the three month period ended September 30, 1994 when compared to $1.4 million for the three month period ended September 30, 1993. The minor decrease in the amount of commissions is the result of reduced sales volume during the period. Gross profit insurance agency increased to $4.5 million for the nine month period ended September 30, 1994 when compared to $4.2 million for the nine month period ended September 30, 1993. The increase between the two periods is primarily the result of increased sales volume of commission generating products during the first six months of 1994.

Retail Banking Fees
- -------------------

     Retail banking fees increased $744 thousand to $2.4 million for the three month period ended September 30, 1994 compared to $1.7 million for the three month period ended September 30, 1993. Of this increase approximately $604 thousand is attributable to fees received as a result of savings deposit acquisitions which were integrated in the fourth quarter of 1993 and the acquisition of Home Federal in April, 1994. The remaining increase of approximately $140 thousand is attributable to an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased $2.0 million to $6.3 million for the nine month period ended September 30, 1994 compared to $4.3 million for the nine month period ended September 30, 1993. Of this increase approximately $1.7 million is attributable to additional fees received as a result of savings deposit acquisitions which were completed during 1993 and the acquisition of Home Federal in April, 1994. The remaining increase of approximately $300 thousand is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.

Gain on Sales of Real Estate Acquired For Development and Sale
- --------------------------------------------------------------

     Gain on sales of real estate acquired for development and sale totalled $1.3 million and $2.5 million for the three month and nine month period ended September 30, 1994. Such gains were the result of sales of real estate located in the state of Texas which Farm & Home had acquired in prior periods. Such properties were not subject to any write-down in the past.

General and Administrative Expense
- ----------------------------------

     General and administrative expense decreased $2.4 million to $20.7 million for the three month period ended September 30, 1994 when compared to $23.1 million for the three month period ended September 30, 1993. Such decrease is due primarily to the elimination of duplicate costs which were incurred by the Company and Farm & Home as a result of the acquisition of Farm & Home in June, 1994. General and administrative expense increased $24.8 million to $90.1 million for the nine month period ended September 30, 1994 compared to $65.3 million for the nine month period ended September 30, 1993. The nine month period ended September 30, 1994 was impacted by $19.8 million of nonrecurring charges for transaction costs, severance expense and costs to dispense of excess facilities incident to the acquisition of Farm & Home during the three month period ended June 30, 1994. Excluding such nonrecurring charges, general and administrative expense increased $7.8 million for the nine month period ended September 30, 1994, respectively when compared to the same period in 1993 as a result of acquisitions of savings deposits which were integrated in the third and fourth quarter of 1993 and the completion of the Home Federal acquisition in April, 1994. The remaining net decrease of $ 2.8 million for the nine month period ended September 30, 1994, when compared to the same period in 1993 is the result of the efficiencies achieved in the Farm & Home acquisition exceeding normal wage increases and increases in the overall level of expenses.

Provision for Real Estate Losses
- --------------------------------

     Provisions for real estate losses totaled $4.6 million for the nine month
period ended September 30, 1994.   First, during the three month period ended
June 30, 1994 in connection with the acquisition of Farm & Home, an addition of $3.7 million to the general valuation allowances for possible future losses on foreclosed real estate was established. Such addition represented a 25% reduction in net carrying value to accommodate a strategy of accelerating the disposition of Farm & Home's real estate owned portfolio. Second, during the six month period ended June 30, 1994 Farm & Home recorded and $839,000 provision for specific valuation allowances on six non-residential real estate properties.

     Provisions for real estate losses totaled $206 thousand for the three month period ended September 30, 1993 and $4.0 million for the nine month period ended September 30, 1993. The 1993 provisions include $2.6 million for specific losses on eight non-residential properties located in Texas and $1.4 million to increase the general valuation allowance on certain real estate owned.

Litigation Settlement
- ---------------------

     During the three month period ended September 30, 1993 the Company recorded a $3.3 million charge related to the execution of a settlement agreement of a lawsuit originally filed against Farm & Home in 1989. As a result of the settlement the plaintiffs released Farm & Home from any further liability arising out of the settlement.

Extraordinary Items
- -------------------

     There were no extraordinary items for the three month periods ended September 30, 1994 and 1993. During the three month period ended June 30, 1994, the Company recorded losses totaling $7.8 million, net of applicable income taxes. Such loss was the result of three transactions. First, the Company recorded a loss totaling $4.6 million relating to the retirement of 10.125% mortgage-backed bonds which the Company had issued in prior periods. Second, the Company recorded a loss totaling $2.6 million relating to the retirement of the 13% subordinated debentures previously issued by Farm & Home. Third, the Company recorded a loss totaling $637 thousand relating to the prepayment of Federal Home Loan Bank advances originally entered into by Farm & Home.

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

     Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. As of September 30, 1994, the net market value as calculated by the Company was $396.8 million and $362.2 million as calculated pursuant to SFAS 107. The difference in the two amounts is attributable to the value of deposit liabilities without defined maturities which is excluded pursuant to SFAS 107 calculations.

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

Utilizing this measurement concept, the interest rate risk of the Company at September 30, 1994 is as follows:

                                               (dollars in thousands)
                                                    (unaudited)
                                     ------------------------------------------

  Basis point changes in interest
   rates...........................       -200      -100      +100        +200
  Changes in net market value due
   to changes in interest rates
   (Company methodology)...........  $  11,249   $12,513  $(30,669)  $ (72,316)
  OTS "normal" level of interest
   rate exposure..................   $(107,626)      N/A       N/A   $(107,626)
                                     ---------   -------  --------   ---------

  The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of September 30, 1994, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. The net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 6.13% and 6.12% at September 30, 1994 and December 31, 1993, respectively.

  The Company's sources of funds are funds generated from operations and from investing and financing activities. The Company does not anticipate changing its pricing policies for deposits whereby from time-to-time it may choose not to pay rates on deposits as high as certain of its competition. Funds are primarily used to originate loans, purchase mortgage-backed securities and make other investments. The Company desires to hold a significant portion of its assets in securitized form, thereby reducing the Company's exposure to credit losses and also enabling the Company to use these assets as collateral for both long- and short-term borrowings. During the nine month period ended September 30, 1994 the Company experienced a net cash outflow of approximately $153.3 million. The net cash outflow for the period was comprised of $74.4 million in cash provided by operating activities plus $312.5 million in cash provided by financing activities which was more that offset by $540.2 million in cash used in investing activities. Purchases of mortgage-backed securities exceeded principal repayments and sales of such securities by approximately $602.4 million. The net increase in the amount of Federal Home Loan Bank advances and securities sold under agreements to repurchase exceeded withdrawals from savings deposits by approximately $90.9 million for the nine month period ended September 30, 1994.

  At September 30, 1994, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $8.7 million and adjustable-rate mortgages of approximately $53.5 million. The Company expects to satisfy these commitments through its primary sources of funds.


ACCOUNTING DEVELOPMENTS

  During October, 1994 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 will be effective for financial statements issued for fiscal years ending after December 15, 1994. The new accounting standard requires additional disclosures about derivative financial instruments which are held or issued by the reporting entity. The accounting for derivative financial instruments remains unchanged. Derivatives for purposes of SFAS No. 119 are defined as futures, forward, swap or option contracts, or other financial instruments with similar characteristics such as interest rate cap or interest rate floor agreements. The Standard requires enhanced disclosure either in the body of the financial statements or in the accompanying notes by category of financial instrument. Such disclosures relates to the amounts, nature and terms of derivative instruments. The disclosures vary according to whether the derivatives are held for trading or held for purposes other than trading.

                           PART II  OTHER INFORMATION



Item 1.   Legal Proceedings
                ________________________________________________

                None

Item 2.   Changes in Securities
                ________________________________________________

                None

Item 3.   Defaults Upon Senior Securities
                ________________________________________________

                None

Item 4.   Submission of Matters to a Vote of Security Holders
                ________________________________________________

                None

Item 5.   Other Information
                ________________________________________________

                None

Item 6.   Exhibits and Reports on Form 8-K
                ________________________________________________

          (a) On July 15, 1994, the Company filed a report on Form 8-K concerning the consummation of the merger between Roosevelt Financial Group, Inc. and Farm & Home Financial Corporation on June 30, 1994.

          (b) On August 12, 1994, the Company filed a report on Form 8-K concerning the combined earnings for Roosevelt for the month of July 31, 1994 after the consummation of the Farm & Home Financial Corporation merger.

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