Form 10-K/A
period 1994-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-4

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

     For the fiscal year ended December 31, 1994 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

     For the transition period from     to
     Commission file number 0-17403.

                        ROOSEVELT FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                43-1498200
       (State or other jurisdiction of                  (I.R.S.Employer
       incorporation or organization)                  Identification No.)

       900 Roosevelt Parkway, Chesterfield, Missouri            63017
         (Address of principal executive offices)             (Zip Code)

      (Registrant's telephone number, including area code):(314) 532-6200

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
6 1/2% non-Cumulative Convertible Preferred Stock, Series A, par value $.01 per share
6 1/2% non-Cumulative Convertible Preferred Stock, Series F, par value $.01 per share
                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                         YES   X    NO
                             -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  As of March 6, 1995, there were issued 40,146,988 and outstanding 40,126,988 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock as of March 6, 1995, was $637,015,935. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
                      DOCUMENTS INCORPORATED BY REFERENCE
  PART III of Form 10-K--Proxy Statement for the 1995 Annual Meeting of Stockholders.

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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the year ended December 31, 1994, and decreasing previously reported net income for the year ended December 31, 1995 by $18.0 (on a fully-diluted per share basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995) for the period (on a fully-diluted per share basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995). This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     PART I
Item 1.  BUSINESS

General

Roosevelt Financial Group, Inc. (Roosevelt or the Company) is a Delaware corporation which was organized in 1988 by Roosevelt Bank, a federal savings bank (the Bank) for the purpose of becoming a thrift institution holding company for the Bank. The Bank is a federally chartered stock savings bank with 80-full service offices. The Bank has 40 offices serving the St. Louis metropolitan area, including Alton and Granite City, Illinois and nine offices serving the Kansas City metropolitan area. The remaining 31 offices are located in Staunton, Illinois and Pittsburg, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Nevada, Lamar, and Joplin(2). Incorporated as a Missouri chartered mutual savings and loan in 1924, the Bank converted to a federally chartered savings and loan in 1935. In 1987, the Bank became a stock savings and loan and, one year later, converted to a stock savings bank, changing its name to Roosevelt Bank, a federal savings bank.

Effective December 30, 1988, the Bank completed the holding company reorganization of the Bank and the Company acquired all of the issued and outstanding shares of Common Stock of the Bank. The principal asset of the Company is the outstanding stock of the Bank, a wholly owned subsidiary. The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "RFED."

Roosevelt's business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to acquire real estate loans and mortgage-backed securities, to perform loan servicing functions for others, and to provide other retail banking services to savings customers.

The Company and the Bank are subject to examination and comprehensive regulation and oversight by the Office of Thrift Supervision (the OTS) and by the Federal Deposit Insurance Corporation (the FDIC). The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) governing reserves required to be maintained against transaction accounts. The Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which is one of the 12 regional banks constituting the Federal Home Loan Bank System (the FHLB System) and its savings deposits are insured by the Savings Association Insurance Fund (the SAIF) to the maximum extent permitted by the FDIC.

Roosevelt's executive offices are located at 900 Roosevelt Parkway, Chesterfield, Missouri 63017, and its telephone number is (314) 532-6200. Unless otherwise indicated, references herein to Roosevelt or the Company include the Bank and its subsidiaries on a consolidated basis.

Roosevelt's Operating Strategy

The principal elements of Roosevelt's operating strategy are to (i) concentrate lending efforts on single family residential loans while holding those loans and most other assets in a securitized form; (ii) focus on retail deposits as a primary funding source while marketing fee-based consumer financial products to the Bank's growing customer base; (iii) control exposure to interest rate risk; and (iv) focus on operating efficiently.

 (i) Concentrate Lending Efforts on Single Family Residential Loans This type of lending enables the Company to both promote home ownership by providing funds for borrowers and to reduce the Company's exposure to credit risk. The Company accomplishes this strategy through the origination and purchase of loans and the purchase of mortgage-backed securities. Nonperforming assets, on a pooled basis with Farm & Home Financial Corporation (Farm &
     Home), as a percentage of assets were .41% at the end of 1994 as compared to .46% and .78% at the end of 1993 and 1992, respectively.

 (ii) Focus on Retail Deposits as a Funding Source and as a Source of Fee-based Revenues The Company prefers retail deposits as its funding source due to the typical cost advantage, the absence of collateral requirements, and the opportunities created for generating fee income. The Company attracts retail deposits through the convenience of its branch offices while offering rates that are competitively priced. The Company adheres generally to pricing policies whereby it does not seek to expand market share at the expense of reduced profitability. The Company significantly expanded market share during 1993 through the acquisition of savings deposits. See "Acquisitions,

      Sales, and Exchanges of Deposits and Branch Facilities." Revenues generated from retail operations, which are comprised of retail banking fees on deposits and gross profit from the Company's insurance agency, have increased to $15.2 million in 1994 from $6.7 million and $4.7 million in 1993 and 1992, respectively. The amounts for 1993 and 1992 reflect only the Company prior to the pooling of Farm & Home. On a pooled basis with Farm & Home, revenues generated from retail operations were $15.2 million in 1994 as compared to $12.0 million and $9.2 million in 1993 and 1992, respectively.

 (iii) Control Exposure to Interest Rate Risk The Company's primary objective regarding Asset/Liability Management is to position the Company such that changes in interest rates (interest rate risk) do not have a material adverse impact upon the net market value of the Company. The Company's primary strategy for accomplishing this objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" and Note 4 of the Notes to Consolidated Financial Statements.

 (iv) Focus on Operating Efficiently Actively managing the expense side of the business has contributed to the Company's increasing profitability as demonstrated by two traditional measures regarding general and administrative expense. The first measure is the ratio of general and administrative expense to average assets which, when general and administrative charges related to the pooling with Farm & Home are excluded from the current year total, has declined to 1.06% in 1994 from the relatively low levels of 1.24% and 1.42% for 1993 and 1992, respectively. Such ratio for 1994 including merger related expenses was 1.32%. The second measure indicates how many times net interest income exceeds general and administrative expense. Consistent with excluding merger related expenses as above, the measure has increased to 2.08 times in 1994 from 1.82 and 1.55 times in 1993 and 1992, respectively. Such ratio for 1994 including merger related expenses was 1.67 times. The amounts for 1993 and 1992 for both measures have been restated to reflect the pooling with Farm & Home.


Acquisitions, Sales, and Exchanges of Deposits and Branch Facilities

The Company has acquired other thrift institutions and has sold and exchanged certain deposits and branch facilities (under the pooled company previously known as Farm & Home) during 1994, 1993, and 1992 as described in the following paragraphs. The Company expects to continue informal discussions with other thrift institutions regarding their acquisition by the Company.

On June 30, 1994, Farm & Home, with assets totaling $3.1 billion merged with and into the Company. In addition as of such date, Farm & Home Savings Association, a Missouri chartered stock savings and loan association and wholly owned subsidiary of Farm & Home, merged with and into the Bank. Pursuant to the merger agreement, each holder of the common stock of Farm & Home, par value $.01 per share, received 2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares of common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for the periods presented.

On July 1, 1994, the Company completed the sale of Farm & Home's construction lending business to Charter National Bank of Houston, Texas (Charter). The Company received net cash totaling approximately $75.2 million. Gross payments totaled $75.8 million, which represented all outstanding Texas home builder construction lines of credit as well as an interest in six land acquisition and development/rehab loans originated by Farm & Home in Texas. This amount was reduced by approximately $660,000, which was paid by the Company for earnest money deposits and deferred fees.


On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Pursuant to the merger agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in the recording of a tax deductible intangible asset related to the deposit accounts of approximately $13.8 million.

On November 8, 1993, the Company completed the acquisition of the 17 eastern Missouri retail banking branches of Savings of America. The Company received net cash totaling approximately $709.4 million. Gross proceeds totaled $733.3 million which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $23.9 million, which was paid by the Company for the acquisition of certain loans made by Savings of America, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations and a tax deductible intangible asset related to the deposit accounts of approximately $7.7 million.


On June 11, 1993, the Company completed the acquisition of the Missouri retail banking franchise of First Nationwide Bank of San Francisco, California (First Nationwide). The Company received net cash totaling approximately $588.1 million. Gross proceeds totaled $595.1 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $7.0 million, which was paid by the Company for the acquisition of certain loans made by First Nationwide, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations and an intangible asset related to the deposit accounts of approximately $75,000.


On December 1, 1992, the Company completed the acquisition of Brookside Savings Bank, FSB (Brookside) for $5.0 million cash and the granting of options to acquire 50,000 shares of the Company's common stock at an exercise price of $20 per share (on a pre-split basis). This acquisition was accounted for under the purchase method of accounting. Brookside, with assets of approximately $218.7 million, operated one office in the Kansas City metropolitan Area. The transaction resulted in goodwill, representing the unallocated excess purchase price over the fair value of identifiable assets acquired, of approximately $525,000 and a tax deductible intangible asset related to the deposit accounts of approximately $2.0 million.

On November 9, 1992, the Company completed the merger conversion acquisitions of Conservative Bank, FSB, St. Louis, Missouri (Conservative) and First Granite City Savings and Loan, Granite City, Illinois (First Savings). These acquisitions were accounted for under the purchase method of accounting. As part of these acquisitions, the Company sold to the depositors of Conservative, First Savings, and the general public 616,330 shares of its common stock at a price of $21 per share (on a pre-split basis), receiving $11.3 million in net proceeds of which $7.9 million was contributed to the Bank as additional capital with the remainder to be used for general corporate purposes. At the date of acquisition, Conservative and First Savings had assets of approximately $64.5 million and $49.2 million, respectively. The transaction resulted in negative goodwill, representing the excess of fair value of acquired net assets over cost of approximately $6.8 million.

Certain Considerations

Significant Relationships The Company utilizes the services of Smith Breeden Associates, Inc. (Smith Breeden), an investment advisory firm, as well as the services of major investment banking firms, in connection with its asset/liability management activities. Dr. Douglas T. Breeden, Research Professor at the Fuqua School of Business, Duke University and Chairman of the Board of Smith Breeden, was appointed a director of the Company in 1990 and elected Vice Chairman of the Board in May 1992. Employees of Smith Breeden and the Smith Breeden Profit Sharing Plan beneficially own an aggregate of approximately 0.76% of the Company's common stock. The Company also employs individuals with the necessary background and expertise to manage such activities. Accordingly, management is of the opinion that a termination of the Company's relationship with Smith Breeden would not materially affect the Company's operating strategies.

Sources of Payments to Holders of Securities The Company is a legal entity separate and distinct from the Bank. Roosevelt's payments of dividends on its preferred and common stock and on its debt are expected to come primarily from dividends from the Bank. The Bank's ability to pay dividends or make other capital distributions to the Company is governed by OTS regulations. See "Regulation - Limitations on Dividends and Other Capital Distributions."

Creditors of the Bank, including depositors, would have first claim on the assets of the Bank in the event of a liquidation of the Bank. Creditors of the Bank also include certain depositors with respect to the liquidation accounts established in connection with the Bank's conversion to stock form and subsequent merger/conversion acquisitions of other thrift institutions. In the event of a liquidation of the Bank, certain depositors with a remaining interest in the liquidation accounts, if any, would share in the remaining assets of the Bank, after the full payment to creditors including depositors, up to the amount of the liquidation accounts, before any remaining amounts could be distributed to the Company as the sole stockholder of the Bank. As of December 31, 1994, these liquidation accounts totaled approximately $15.7 million.

Restrictions on Dividends and Other Distributions Under the indenture relating to the Company's 9.5% subordinated notes due August 1, 2002, no dividend may be paid or other distribution made on the Company's equity securities, except in equity securities of the Company, nor may the Company acquire such equity securities, if the amount of such dividend or distribution, together with the amount of all previous such dividends and distributions after March 31, 1992 would exceed in the aggregate the sum of (a) 100% of the Company's cumulative Consolidated Net Income (as defined in the indenture) for all quarterly periods beginning after December 31, 1991 (such cumulative net income not to be reduced below $0 by any cumulative net losses), plus (b) 100% of the net proceeds received by the Company on account of any equity securities issued by the Company (other than to a subsidiary) after March 31, 1992. At December 31, 1994, the cumulative dividends distributed by the Company after March 31, 1992 were within the limitations set forth in the indenture.

Prepayments Mortgage-backed securities and loans are generally subject to repayment of principal either in whole or in part at any time (prepayment risk). The Company uses analyses of historical payment rates for these portfolios to develop assumptions regarding anticipated prepayment rates. The timing and amount of cash repayments expected by the Company from these portfolios influences the Company's reinvestment and financing alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Interest Rate Exchange, Cap, Floor, and Collar Agreements The risks generally associated with interest rate exchange, cap, floor, and collar agreements include (i) the risk that the counterparty in the exchange may default (credit risk) and (ii) the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the non-defaulting party (market risk). While it is the Company's policy to enter into interest rate exchange agreements only with nationally recognized commercial or investment banking firms or the FHLB of Des Moines as the Company's counterparty, there can be no
assurance that these risks can be eliminated.   See "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 16 of the Notes to Consolidated Financial Statements.

Collateralized Borrowings The Company has issued mortgage-backed bonds and has entered into agreements to repurchase securities sold. Both mortgage-backed bonds and securities sold under agreements to repurchase may require the Company to provide additional collateral under certain circumstances including but not limited to increases in market interest rates. In addition, the securities sold under agreements to repurchase are subject to the risk that they may not be renewed upon expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Lending and Related Activities

The Company's lending activities are principally conducted through the origination of loans and the purchase of mortgage-backed securities.

Purchase of Mortgage-Backed Securities The acquisition of mortgage-backed securities is designed to (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower the credit risk of the Company's loan portfolio, and (iii) enable the Company to use these mortgage-backed securities as collateral for financings in the capital markets. At December 31, 1994, the Company's portfolio of mortgage-backed securities held to maturity totaled $3.1 billion, approximately 46% of which was pledged as collateral. See "--Loan and Mortgage-Backed Securities Portfolio Composition." Mortgage-backed securities acquired by the Company for investment typically consist of FHLMC mortgage participation certificates (FHLMC Certificates), FNMA mortgage pass-through certificates (FNMA Certificates) and/or GNMA fully-modified, pass-through mortgage-backed certificates (GNMA Certificates), and private issue pass-through certificates, each of which is described below.

FHLMC Certificates FHLMC Certificates represent undivided interests in specified pools of fixed, variable, or adjustable rate, conventional residential mortgage loans or participation interests in conventional residential mortgage loans purchased by FHLMC. FHLMC guarantees to each registered holder of a FHLMC Certificate the timely payment of interest. FHLMC also guarantees to each registered holder of a FHLMC Certificate the ultimate collection by such holder of principal thereof, but, except in certain cases, does not guarantee the timely payment of principal thereof. The obligations of FHLMC are not backed by, nor entitled to, the full faith and credit of the United States. Neither the United States nor any agency or instrumentality of the United States is obligated to finance the operations of FHLMC or to assist FHLMC in any other manner. There is currently an active secondary market for FHLMC Certificates, but there is no assurance that this market will continue in the future.

FNMA Certificates FNMA Certificates represent undivided interests in specified pools of fixed, variable, or adjustable rate one- to four-family residential mortgage loans. FNMA guarantees the timely payment of scheduled principal and interest (at the applicable certificate rate). The obligations of FNMA under its guarantees are obligations solely of FNMA and are not backed by, nor entitled to, the full faith and credit of the United States. Neither the United States nor any agency or instrumentality of the United States is obligated to finance FNMA's operations or to assist FNMA in any other manner. There is currently an active secondary market for FNMA Certificates, but there can be no assurance that this market will continue in the future.

GNMA Certificates GNMA Certificates are issued and serviced by a mortgage banking company or financial institution approved by GNMA as a seller-servicer of Federal Housing Administration (FHA) insured mortgage notes or Veterans Administration (VA) guaranteed mortgage notes. The full and timely payment of principal of, and interest on, each GNMA Certificate is guaranteed by GNMA, which obligation is backed by the full faith and credit of the United States. Each GNMA Certificate evidences a fractional undivided interest in a pool of FHA insured mortgage notes and VA guaranteed mortgage notes secured by mortgages on single family dwellings. There is currently an active secondary market for GNMA Certificates, but there is no assurance that this market will continue in the future.

Private-Issue Certificates Private pass-through certificates are issued by private entities such as commercial banks, thrifts, and other financial entities. As such, these securities are not guaranteed or insured by any government agency. Instead, the credit risk on such securities is lowered through mortgage pool insurance, letters of credit, guarantees, or subordinated interests.


At December 31, 1994, the Company had $4.7 billion invested in mortgage-backed securities, including $2.0 billion backed by U.S. Government Agencies and $2.3 billion in private issuer securities.

Since mortgage-backed securities are asset-backed, they are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks, are prepayment risk and interest-rate risk. Should general interest-rate levels decline, the mortgage-backed securities portfolio would be subject to i) prepayments as borrowers typically would seek to obtain financing at lower rates, ii) a decline in interest income received on adjustable-rate mortgage-backed securities, and
iii) an increase in fair value of fixed rate mortgage-backed securities. Conversely, should general interest rate levels increase, the mortgage-backed securities portfolio would be subject to i) a longer term to maturity as borrowers would be less likely to prepay their loans, ii) an increase in interest income received on adjustable-rate mortgage backed securities, iii) a decline in fair value of fixed-rate mortgage-backed securities, and iv) a decline in fair value of adjustable-rate mortgage-backed securities to an extent dependent upon the level of interest-rate increases, the time period to the next interest-rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

Unlike U.S. Government agency mortgage-backed securities which include a full guarantee of principal and interest, private issuer mortgage-backed securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support of the senior position. In a limited number of cases, this support is provided through letters of credit or cash reserves. Given the structure of the private issuer mortgage-backed securities, the Company has credit risk in addition to interest-rate risk and prepayment risk discussed above. In this regard, management has instituted a monitoring system tracking the major factors affecting the performance of a private issuer mortgage-backed security including i) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement and iii) the rating assigned to each security by independent national rating agencies.

The Company currently holds ownership interest in ten pools of privately issued adjustable rate mortgage-backed securities issued in 1989 through 1991 by Guardian Savings and Loan Association ("Guardian"). All of such Guardian pools in which the Company purchased and currently holds an ownership interest were rated AA or AAA by Standard & Poors and Aa2 or Aaa by Moodys at the date of issuance of the securities. The Company's investment in these securities is approximately $145 million at December 31, 1994.

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

Guardian was placed in conservatorship on June 21, 1991 by the Office of Thrift Supervision, which appointed the Resolution Trust Corporation ("RTC") as conservator. Subsequent to the conservatorship, the RTC replaced Guardian as the servicer for the loans underlying the securities. Effective November 1994, Bank of America assumed servicing responsibilities from the RTC. Guardian was a niche player in the California mortgage market whose lending decisions relied more on the value of the mortgage property and the borrower's equity in the property and less on the borrower's income and credit standing. All collateral underlying the Guardian Securities have the following loan pool characteristics:

    [ ]   First lien, 30 year, six month adjustable rate loans tied to either
     - the cost of funds index, one year constant maturity treasury rate, or LIBOR.

    [ ]   100% of the loans were originated in California.
     -

    [ ]   The weighted average loan to value ratio at origination was
     -    approximately 66%.

Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in April and May of 1994 to BBB or CCC by Standard & Poors and Ba1, Ba2 or Ba3 by Moody's and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

At December 31, 1994, the Guardian securities owned by the Company were performing according to their contractual terms, and all realized losses from the disposition of REO were being absorbed by the subordinate classes. However, to the extent that subsequent to December 31, 1994, the pools continue to realize losses on the disposition of REO at levels comparable to the current rate, the remaining balances of the subordinate classes may not be adequate to protect the Company from incurring some credit losses on certain of its ten pools.

As a result of the rating agency downgrades and underlying pool performance, the estimated fair value of the Guardian Securities has declined to approximately $111 million at December 31, 1994. Such estimated fair value has been determined based on dealer quotes, which, since there is no ready market for these securities, were presumably based on discounted cash flow analyses by the dealers with assumptions made for delinquencies, foreclosure rates and losses from sales of REO properties.

Management has concluded that at December 31, 1994, the decline in estimated fair value below the amortized cost basis of the Guardian securities is not considered to be an other than temporary impairment under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115). At December 31, 1994, the Guardian Securities continue to perform according to their contractual terms, and continue to be protected by remaining credit enhancement equal to approximately 10% of the remaining carrying value of the pools. In addition, recent reports received from the new servicer reflect a decline in certain pool delinquency statistics, as well as a leveling off the losses being realized on the sale of REO properties.

Should the Company conclude at some future date, that in accordance with SFAS No. 115, it is probable that these securities will not continue to perform according to their contractual terms, a write-down to the securities' then fair value would be required.

Origination of Loans The Company's origination activities are generally focused on communities in Missouri, southern Illinois, and eastern Kansas in which its branches are located. Primary emphasis is on mortgage loans secured by existing one- to four-family residential properties.

In prior years, the Company has made commercial real estate and construction loans secured by liens on apartments, shopping centers, office buildings, condominiums, undeveloped land, and other properties. These loans originated by the Company generally are secured by first liens on the properties to which they relate. The Company also purchases real estate loans and loan participations from selected sellers. The Company has severely restricted the origination of loans secured by commercial and income producing properties, and has ceased originating such loans on properties located outside of Missouri, southern Illinois, and eastern Kansas. See "--Sales, Purchases and Servicing of Real Estate Loans and Mortgage-Backed Securities."

The types of loans which the Company may originate are restricted by the Home Owners Loan Act (HOLA) and other laws and are regulated by the OTS. Federal regulations permit Roosevelt to originate or purchase loans and loan participations secured by real estate located in any part of the United States. Roosevelt's residential lending is primarily concentrated in the geographical location of its branches. For a geographic breakdown of the Company's previous commercial real estate and construction lending, see "--Commercial Real Estate and Construction Lending."

In addition to interest earned on loans, the Company receives fees in connection with the origination of loans, loan commitments, loan prepayments, late payments, and other miscellaneous services. The amounts of such fees vary from time to time, generally depending on competitive conditions in the mortgage market. Loan origination fees and the related incremental direct costs of originating loans are deferred and accreted to income by a method approximating the interest method. If a loan is sold, unaccreted fees are recognized as income.

The Company originates conventional real estate loans through internal loan production personnel. Loans of up to $500,000 secured by homes are generally originated through the Company's loan production personnel. Once a borrower has applied for a loan, the complete loan application package is reviewed by the Company's salaried loan underwriters. As part of the loan review process, qualified outside independent appraisers inspect and appraise the property which would secure the loan. In addition, information concerning income, financial condition, and employment credit history of the borrower is reviewed and analyzed. Loan applications are then approved at various levels of authority, depending upon the amount and the loan-to-value ratio of the loan.

The Company requires title insurance on all loans secured by real property, as well as homeowners or fire and extended coverage casualty insurance in an amount not less than the amount of the loan. The Company requires flood insurance if the property securing its interest is located in a designated flood hazard area. The real estate loans originated by the Company generally contain a "due-on-sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the secured property. The Company generally enforces these due-on-sale clauses to the extent permitted by law even if the loan was originated at a fixed rate and the prevailing rate at the time of the enforcement of the due-on-sale clause was less than the applicable rate. To that end, the Company has established internal procedures to monitor events that may trigger the due-on-sale clause.

At December 31, 1994 , the Company held certain mortgage-backed securities classified as held to maturity (which are included in the following Loan and Mortgage-Backed Securities Composition tables) whose aggregate book value by issuer exceeded ten percent of stockholders' equity. Such investments are detailed as follows:


                                                  (Dollars in Thousands)
      Issuer                                     Book Value  Market Value

Resolution Trust Corporation                       $552,238      $538,685
Ryland Mortgage Securities Corporation              471,989       459,439
Merrill Lynch Mortgage Investors, Inc.              194,071       191,004
Nomura Asset Capital Corporation                    182,937       171,843
Donaldson, Lufkin & Jenrette Securities Corp.       163,157       157,820
Sears Mortgage Securities                           159,338       153,808
Guardian Savings & Loan Association                 148,998       110,994
Capstead Securities Corporation                     125,494       120,490
Salomon Brothers Mortgage Securities                 96,339        86,644
Greenwich Capital Acceptance, Inc.                   84,895        83,562
Bear Stearns Mortgage Securities, Inc.               68,876        67,526
Saxon Mortgage Securities Corporation                67,256        65,697
Citicorp Mortgage Securities, Inc.                   49,474        49,186
Shearson Lehman Pass-Through Securities              44,309        38,800


Loan and Mortgage-Backed Securities Portfolio Composition.  The following table
- ---------------------------------------------------------
sets forth information concerning the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and in percentages by type of security at the dates indicated. Mortgage-backed securities held for trading have been excluded from this table. Mortgage-backed securities pledged as collateral totaled $2.5 billion, $1.4 billion, $1.0 billion, $1.1 billion, and $1.5 billion at December 31, 1994, 1993, 1992, 1991, and 1990, respectively.


                                                                                          December 31,
                                                       ---------------------------------------------------------------
                                                               1994                 1993                   1992
                                                        ----------------      -----------------      -----------------
                                                         Amount  Percent       Amount   Percent       Amount   Percent
                                                        -------- -------      --------  -------      --------  -------
                                                                                     (Dollars in Thousands)

Real estate loans and mortgage-backed securities
held to maturity:
  Residential....................................    $2,925,703  37.28%       $2,409,971   35.68%     $2,139,369   42.60%
  Commercial.....................................       132,316   1.69           144,295    2.14         134,321    2.68
  Construction...................................        18,489   0.23            95,550    1.41         109,627    2.18
  Mortgage-backed securities held to maturity....     3,072,408  39.15         2,538,161   37.58       2,080,945   41.43
                                                     ----------  -----        ----------  ------      ----------  ------
    Total real estate loans  and mortgage-backed
     securities held to maturity.................     6,148,916  78.35         5,187,977   76.81       4,464,262   88.89
                                                     ----------  -----        ----------  ------      ----------  ------
Real estate loans and mortgage-backed securities
available for sale:
  Residential....................................            --   0.00            72,631    1.08          13,095    0.26
  Mortgage-backed securities available for sale..     1,652,558  21.06         1,469,590   21.76              --    0.00
  Mortgage-backed securities held for sale.......            --   0.00                --    0.00         517,164   10.30
                                                     ----------  -----        ----------  ------      ----------  ------
    Total real estate loans and mortgage-backed
    securities available for sale................     1,652,558  21.06         1,542,221   22.84         530,259   10.56
                                                     ----------  -----        ----------  ------      ----------  ------
Consumer loans...................................        46,303   0.59            23,821    0.35          27,780    0.55
                                                     ----------  -----        ----------  ------      ----------  ------
    Total loans and mortgage-backed securities...     7,847,777  100.0%        6,754,019   100.0%      5,022,301   100.0%
                                                                 =====                     =====                   =====

Less:
  Loans in process...............................        28,348                   59,146                  41,833
  Deferred fees and discounts (premiums).........       (51,489)                (113,992                 (17,624)
  Allowance for losses...........................        22,915                    9,056                  10,753
                                                     ----------               ----------              ----------

    Loans and mortgage-backed securities, net....    $7,848,003               $6,799,809              $4,987,339
                                                     ==========               ==========              ==========

                                                                  December 31,
                                                   ------------------------------------------
                                                          1991                     1990
                                                   -----------------        -----------------
                                                    Amount   Percent         Amount   Percent
                                                   --------  -------        --------  -------
                                                              (Dollars in Thousands)

Real estate loans and mortgage-backed securities
held to maturity:
  Residential....................................  $2,054,111   43.59%      $1,741,755   34.53%
  Commercial.....................................     109,551    2.32          112,706    2.23
  Construction...................................     121,877    2.59           93,588    1.85
  Mortgage-backed securities held to maturity....   2,305,145   48.91        3,068,092   60.82
                                                   ----------   -----       ----------   -----
    Total real estate loans  and mortgage-backed
     securities held to maturity.................   4,590,684   97.41        5,016,141   99.43
                                                   ----------   -----       ----------   -----
Real estate loans and mortgage-backed securities
available for sale:
  Residential....................................      31,498    0.67               --    0.00
  Mortgage-backed securities available for sale..          --    0.00               --    0.00
  Mortgage-backed securities held for sale.......      65,020    1.38               --    0.00
                                                   ----------   -----       ----------   -----
    Total real estate loans and mortgage-backed
     securities available for sale...............      96,518    2.05               --    0.00
                                                   ----------   -----       ----------   -----
Consumer loans...................................      25,537    0.54           28,694    0.57
                                                   ----------   -----       ----------   -----
    Total loans and mortgage-backed securities...   4,712,739   100.0%       5,044,835   100.0%
                                                                =====                    =====

Less:
  Loans in process...............................      44,928                   34,891
  Deferred fees and discounts (premiums).........      61,726                   51,264
  Allowance for losses...........................       8,336                    7,108
                                                   ----------               ----------

    Loans and mortgage-backed securities, net....  $4,597,749               $4,951,572
                                                   ==========               ==========

The following table shows the composition of the Company's fixed and adjustable rate loan and mortgage-backed securities portfolios at the dates indicated.

                                                                                December 31,
                                              ---------------------------------------------------------------------------
                                                       1994                     1993                         1992
                                                ----------------          -----------------            -----------------
                                                 Amount  Percent           Amount   Percent             Amount   Percent
                                                -------- -------          --------  -------            --------  -------
                                                                                                   (Dollars in Thousands)
Fixed rate loans:
 Real estate:
  Residential...............................   $1,110,685     14.15%       $1,171,453     17.34%      $1,437,122     28.62%
  Commercial................................       77,164      0.98            82,209      1.22           82,275      1.64
  Construction..............................           --        --                --        --               --        --
  Mortgage-backed securities available
   for sale...................................     80,810      1.03         1,231,260     18.23               --        --
  Mortgage-backed securities
   held for sale..............................         --        --                --        --          252,301      5.02
  Mortgage-backed securities
   held to maturity...........................    641,455      8.18           565,311      8.37        1,380,330     27.48
                                               ----------    ------        ----------    ------       ----------   -------
    Total fixed rate real estate loans and
      mortgage-backed securities............    1,910,114     24.34         3,050,233     45.16        3,152,028     62.76
Consumer....................................       25,635      0.33            22,680      0.34           25,396      0.51
                                               ----------    ------        ----------    ------       ----------   -------
    Total fixed rate loans and mortgage-
      backed securities.....................    1,935,749     24.67         3,072,913     45.50        3,177,424     63.27
                                               ----------    ------        ----------    ------       ----------   -------
Adjustable rate loans:
 Real estate:
  Residential...............................    1,815,018     23.13         1,311,149     19.41          715,342     14.24
  Commercial................................       55,152      0.70            62,086      0.92           52,046      1.04
  Construction..............................       18,489      0.23            95,550      1.41          109,627      2.18
  Mortgage-backed securities
   available for sale.......................    1,571,748     20.03           238,330      3.53               --        --
  Mortgage-backed securities
   held for sale............................           --        --                --        --          264,863      5.27
  Mortgage-backed securities
   held to maturity.........................    2,430,953     30.98         1,972,850     29.21          700,615     13.95
                                               ----------    ------        ----------    ------       ----------   -------
    Total adjustable rate real
      estate loans and mortgage-
         backed securities..................    5,891,360     75.07         3,679,965     54.48        1,842,493     36.68
Consumer....................................       20,668      0.26             1,141      0.02            2,384      0.05
                                               ----------    ------        ----------    ------       ----------   -------
    Total adjustable rate
      loans and mortgage-backed
         securities.........................    5,912,028     75.33         3,681,106     54.50        1,844,877     36.73
                                               ----------    ------        ----------    ------       ----------   -------
    Total loans and
      mortgage-backed securities............    7,847,777    100.00%        6,754,019    100.00%       5,022,301    100.00%
                                                             ======                      ======                     ======
Less:
  Loans in process..........................       28,348                      59,146                     41,833
  Deferred fees and
   discounts (premiums).....................      (51,489)                   (113,992)                   (17,624)
  Allowance for losses......................       22,915                       9,056                     10,753
                                               ----------                  ----------                 ----------
    Loans and mortgage-backed
      securities, net.......................   $7,848,003                  $6,799,809                 $4,987,339
                                               ==========                  ==========                 ==========


                                                                  December 31,
                                                   ---------------------------------------
                                                          1991                  1990
                                                   -----------------     -----------------
                                                    Amount   Percent      Amount   Percent
                                                   --------  -------     --------  -------
Fixed rate loans:
 Real estate:
  Residential...............................     $1,261,219    26.76%    $  766,265   15.19%
  Commercial................................         72,995     1.55         74,098    1.47
  Construction..............................             --       --             --      --
  Mortgage-backed securities available
   for sale...................................           --       --             --      --
  Mortgage-backed securities
   held for sale..............................           --       --             --      --
  Mortgage-backed securities
   held to maturity...........................    1,618,874    34.35      2,414,182   47.85
                                                 ----------   ------     ----------  ------
    Total fixed rate real estate loans and
      mortgage-backed securities............      2,953,088    62.66      3,254,545   64.51
Consumer....................................         21,128     0.45         21,311    0.42
                                                 ----------   ------     ----------  ------
    Total fixed rate loans and mortgage-
      backed securities.....................      2,974,216    63.11      3,275,856   64.93
                                                 ----------   ------     ----------  ------
Adjustable rate loans:
 Real estate:
  Residential...............................        824,390    17.49        975,490   19.34
  Commercial................................         36,556     0.78         38,608    0.77
  Construction..............................        121,877     2.59         93,588    1.85
  Mortgage-backed securities
   available for sale.......................             --       --             --      --
  Mortgage-backed securities
   held for sale............................         65,020     1.38             --      --
  Mortgage-backed securities
   held to maturity.........................        686,271    14.56        653,910   12.96
                                                 ----------   ------     ----------  ------
    Total adjustable rate real
      estate loans and mortgage-
         backed securities..................      1,734,114    36.80      1,761,596   34.92
Consumer....................................          4,409     0.09          7,383    0.15
                                                 ----------   ------     ----------  ------
    Total adjustable rate
      loans and mortgage-backed
         securities.........................      1,738,523    36.89      1,768,969   35.07
                                                 ----------   ------     ----------  ------
    Total loans and
      mortgage-backed securities............      4,712,739   100.00%     5,044,835  100.00%
                                                              ======                 ======
Less:
  Loans in process..........................         44,928                  34,891
  Deferred fees and
   discounts (premiums).....................         61,726                  51,264
  Allowance for losses......................          8,336                   7,108
                                                 ----------              ----------
    Loans and mortgage-backed
      securities, net.......................     $4,597,749              $4,951,572
                                                 ==========              ==========

 The following schedule illustrates the maturities of the Company's portfolio of loans and mortgage-backed securities held to maturity at December 31, 1994. Mortgage-backed securities of $1.7 billion which have been classified as available for sale have been excluded from this table. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management believes that actual prepayments and scheduled repayments will cause the effective maturities of the Company's loan and mortgage-backed securities portfolio to be shorter than is indicated by the following table.


                                                         Real Estate Loans
                             ---------------------------------------------------------------------
                                Residential and
                                Mortgage-Backed                                Construction
                                Securities                Commercial           or Development         Consumer Loans
                             ----------------------  --------------------  -----------------------  -------------------
                                          Weighted              Weighted                 Weighted             Weighted
                                           Average               Average                  Average              Average
                               Amount       Rate      Amount      Rate        Amount       Rate      Amount     Rate
                             -----------  ---------  ---------  ---------  ------------  ---------  --------  ---------
                                                                   (Dollars in Thousands)
1995.......................   $    2,476      9.07%   $ 14,924      8.87%       $ 7,793      8.32%   $10,598      8.79%
1996.......................       36,880      8.15      14,040      9.98          7,699     10.04      2,846      8.54
1997.......................      136,213      7.11       7,250      9.37          2,157     10.50      4,809      7.80
1998 and 1999..............      206,350      7.55      43,418     10.41            840     10.19      6,646      8.42
2000 to 2004...............      200,301      8.46      35,232      8.72             --        --     20,975      6.94
2005 to 2019...............    1,529,324      7.94      17,028      8.51             --        --         40     13.43
2020 and following.........    3,886,567      6.69         424      9.24             --        --        389     18.00
                              ----------              --------                  -------              -------
 Total.....................   $5,998,111              $132,316                  $18,489              $46,303
                              ==========              ========                  =======              =======




                                       Total
                               ----------------------
                                            Weighted
                                             Average
                                 Amount       Rate
                               -----------  ---------
                               (Dollars in Thousands)
1995.......................  $   35,791      8.74%
1996.......................      61,465      8.82
1997.......................     150,429      7.29
1998 and 1999..............     257,254      8.06
2000 to 2004...............     256,508      8.37
2005 to 2019...............   1,546,392      7.95
2020 and following.........   3,887,380      6.69
                             ----------
 Total.....................  $6,195,219
                             ==========

 At December 31, 1994, of the Company's $6.2 billion in loans and mortgage-backed securities held to maturity, $1.8 billion due after December 31, 1995 had predetermined (fixed) interest rates and $4.4 billion repricing after such date had floating or adjustable interest rates.

Residential Lending

 The Company is an originator of loans secured by residential real estate (structures consisting of one to four dwelling units). See "--Sales, Purchases and Servicing of Real Estate Loans and Mortgage-Backed Securities" for information regarding the Company's loan originations. At December 31, 1994, loans secured by residential real estate totaled $2.9 billion, which represented approximately 37.3% of the Company's total loan and mortgage-backed securities portfolio.

 The Company follows a residential loan pricing discipline that results in loan yields comparable to investments of other Company assets. The methodology takes into consideration duration of the loan, prepayment risks, servicing costs, and credit risk. In underwriting residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Under Federal regulations, a real estate loan may not exceed 100% of the appraised value of the property securing the loan at the time of origination. The Company has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans, depending upon loan type, and requiring that all loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by the FHLMC in an amount sufficient to reduce the Company's exposure to no greater than such 80% level.

As described below, the Company currently offers several types of residential loans.

 Adjustable Rate Mortgage Loans The Company originates secured adjustable rate mortgage loans (ARMs) in principal amounts of up to $500,000, depending upon loan type, loan-to-value ratio, and term. The majority of adjustable rate mortgage loans which have been originated by the Company are held in its portfolio. ARM loans consist of two types, with interest rate adjustments occurring at one year and three year intervals, respectively. The ARMs provide for adjustments to the interest rate based upon the one or three year U.S. Treasury Bill Index adjusted to constant maturity, plus a margin which is determined at the time of application and remains constant for the life of the loan. Interest rate adjustments are limited to a maximum of 2% per year and a maximum of 6% over the life of the loan on both one-year and the three-year adjustable mortgages. Payment adjustments occur on one-year ARMs on an annual basis, and every three years on the three-year ARMs. When the Company originates an ARM, although the borrower is qualified at the initial market rate of interest, consideration is also given to possible future monthly payment increases. The ARMs offered by the Company, as well as other lending institutions, often provide for initial rates of interest below the rates that would prevail were the market rate index used for repricing applied initially.

There are unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Company's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

Fixed Rate Loans The Company also originates secured fixed rate mortgage loans in principal amounts of up to $500,000, depending upon loan type, loan-to-value ratio, and term. The Company's fixed rate loans generally have terms from 15 to 30 years, with monthly payments which fully amortize the principal and interest over the life of the loan. The Company may occasionally originate balloon/interest reset mortgages that are fixed rate.

FHA/VA Loans   The Company originates FHA insured and VA guaranteed single family mortgage loans. Guidelines for processing, underwriting, and closing of these loans, which typically have terms to maturity of 25 to 30 years, are established by the FHA and the VA.

Commercial Real Estate and Construction Lending

At December 31, 1994 loans secured by commercial real estate (including multi-family residential properties) and construction lending totaled $150.8 million of which loans secured by commercial real estate totaled $132.3 million, representing 1.7% of the Company's total loan and mortgage-backed securities portfolio. The Company's portfolio of commercial real estate loans is secured by liens on office buildings, apartments, land, and shopping centers.

At December 31, 1994 the Company had 17 outstanding commercial construction loans totaling $13.9 million and 31 outstanding residential construction loans totaling $4.6 million. The Company originated three commercial real estate loans totaling $4.6 million and purchased $2.4 million of commercial real estate loans during 1994.

The following table presents information as to the locations and types of properties securing the Company's commercial and commercial construction real estate at December 31, 1994.

                                                                Net
                                        Number      Loan     Principal
                                       of Loans  Commitment   Balance
                                       --------  ----------  ---------
                                           (Dollars in Thousands)

St. Louis area:
  Office building....................        32    $ 26,352   $ 26,352
  Apartment..........................        27       9,092      9,092
  Shopping center....................         5       1,881      1,881
  Land...............................         3         831        831
  Other..............................        40      12,861     12,544
                                            ---    --------   --------
  Total..............................       107      51,017     50,700
                                            ---    --------   --------
Other Missouri:
  Office building....................        20       7,098      7,098
  Apartment..........................         8       1,497      1,497
  Shopping center....................         1         585        585
  Land...............................         3         109        109
  Other..............................         5         234        234
                                            ---    --------   --------
  Total..............................        37       9,523      9,523
                                            ---    --------   --------
Other (20 states and the District
  of Columbia):
  Office building....................        65      15,019     15,019
  Apartment..........................        55      46,547     46,547
  Shopping center....................        16       9,098      9,098
  Land...............................         6         109        109
  Other..............................        27      14,869      6,033
                                            ---    --------   --------
  Total..............................       169      85,642     76,806
                                            ---    --------   --------
                                            313    $146,182   $137,029
                                            ===    ========   ========

The following table presents aggregate information as to the Company's commercial real estate lending portfolio as of December 31, 1994 by type of project.


                                                                Net
                                        Number      Loan     Principal
                                       of Loans  Commitment   Balance
                                       --------  ----------  ---------
                                           (Dollars in Thousands)
Office building................             117    $ 48,469   $ 48,469
Apartment......................              90      57,136     57,136
Shopping center................              22      11,564     11,564
Land...........................              12       1,049      1,049
Other..........................              72      27,964     18,811
                                            ---    --------   --------
Total..........................             313    $146,182   $137,029
                                            ===    ========   ========

 The Company's commercial real estate and construction loans generally have involved larger principal balances than do its residential loans. At December 31, 1994, 35 of the Company's commercial real estate and commercial construction loans had principal balances in excess of $1.0 million, with the largest being $10.6 million. The aggregate principal balance of all such loans having principal balances in excess of $1.0 million was $92.6 million at December 31, 1994. For a discussion of the federal limitations of loans to one borrower, see, "Regulation--Federal Regulation of Savings Associations." The Company has severely restricted the origination of loans secured by commercial and income producing properties, and has ceased originating such loans on properties located outside of Missouri, southern Illinois, and eastern Kansas.

Sales, Purchases, and Servicing of Real Estate Loans and Mortgage-Backed Securities

Roosevelt sells and purchases whole mortgage loans and participation interests in real estate loans to and from private investors, such as other thrift institutions, banks and life insurance companies, and government related agencies.

The Company services loans for its own account, and also provides servicing for conventional, VA-guaranteed and FHA-insured loans for third-party investors under loan servicing agreements. Pursuant to these agreements, the Company collects from the borrower monthly payments of principal and interest on the mortgage loans and additional amounts applied towards payment of real estate taxes and insurance. The Company retains its servicing fee from such principal and interest payments and remits the balance of the principal and interest payments to the investors in the mortgage loans or agencies issuing associated mortgage-backed securities. The mortgage servicing agreements with FNMA, GNMA, and FHLMC may obligate the Company to advance funds in order to pursue foreclosure and the sale of the underlying collateral and to pay certain other costs in the event that a borrower fails to make required loan payments. Historically, such advances have not been material, were not material during 1994, and are not anticipated to be material in future periods. Mortgage servicing agreements for loans backing mortgage-backed securities generally also require the Company to advance principal and/or interest payments to security holders in the event that the borrower fails to make loan payments. In the case of conventional loans and FHA-insured loans, the foregoing advances are largely recoverable, although the interest-carrying expenses of the advances may not be fully reimbursable. In some instances, advances on VA-guaranteed loans which have been securitized may not be fully recoverable. However, such amount at December 31, 1994 was not material to the Company's financial position.

The Company sold residential real estate whole loans and loan participations during the year ended December 31, 1994 in the aggregate amount of $162.4 million, of which $86.6 million represented loans classified held for sale and $75.8 million represented gross proceeds from the sale of the Company's (under the name of Farm & Home) loan production facilities to Charter. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The Company serviced for other investors a portfolio of 48,071, 56,976, and 60,489 loans having aggregate principal balances of $2.8 billion, $3.4 billion, and $3.5 billion at December 31, 1994, 1993 and 1992, respectively. The portfolio of loans serviced for others is not included in the Company's consolidated balance sheets, although the amortized cost of the purchased mortgage servicing rights is included in the consolidated balance sheets. See Note 9 of the Notes to Consolidated Financial Statements.

The Company purchased residential real estate loans originated by others in the aggregate amount of $144.4 million during the year ended December 31, 1994.

The following table sets forth certain information concerning the Company's loan originations, purchases, sales, and repayments of loans and mortgage-backed securities held for investment for the periods indicated.


                                                                  Year Ended December 31,
                                                     -------------------------------------------------
                                                        1994          1993         1992          1991
                                                        ----          ----         ----          ----
                                                                       (In Thousands)
Loans:
Originations.....................................    $  680,794   $   783,211   $ 561,685    $ 377,017
Purchases........................................       146,772       684,807     374,783      443,476
Loans acquired...................................       466,905         4,947      85,891        7,807
Sales............................................       (75,810)      (34,447)   (116,621)      (3,768)
Transfers from (to) other portfolios.............         2,606       (17,619)    (10,392)     (13,060)
Principal repayments.............................      (758,146)   (1,173,755)   (795,996)    (492,244)
Increase in other items..........................         9,851        15,360       8,956        6,550
                                                     ----------   -----------   ---------    ---------
Net increase in loans............................       472,972       262,504     108,306      325,778
                                                     ----------   -----------   ---------    ---------

Mortgage-backed securities:
Purchases........................................     1,259,633     2,161,292     712,376      790,030
Mortgage-backed securities acquired..............        13,364            --     111,147           --
Sales............................................       (33,838)      (25,021)    (52,131)    (973,956)
Transfers from (to) other portfolios.............        80,059      (830,172)   (363,207)    (121,062)
Principal repayments.............................      (760,352)     (829,989)   (572,231)    (404,210)
Decrease in other items..........................       (29,366)       (5,583)     (3,731)     (52,744)
                                                     ----------   -----------   ---------    ---------
  Net increase (decrease) in
   mortgage-backed securities....................       529,500       470,527    (167,777)    (761,942)
                                                     ----------   -----------   ---------    ---------
  Net increase (decrease) in loans and
    mortgage-backed securities...................    $1,002,472   $   733,031   $ (59,471)   $(436,164)
                                                     ==========   ===========   =========    =========


During 1994, the Company originated $680.8 million of adjustable and fixed rate loans. Adjustable rate loans originated consisted of residential, commercial, and construction loans totaling $317.7 million, $3.9 million, and $174.5 million, respectively. Fixed rate loans originated consisted of residential, commercial, and consumer loans totaling $166.5 million, $755,000 and $17.4 million, respectively. The Company purchased $144.4 million in residential loans during 1994 of which $125.6 million and $18.8 million were adjustable and fixed rate, respectively. The Company also purchased $2.4 million of fixed rate commercial loans.

Consumer Lending

Federal laws and regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to a maximum of 35% of the institution's total assets less permissible investments in commercial paper and corporate debt. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), property improvement loans, and mobile home loans.

The Company offers various consumer loans, including automobile, marine, recreational vehicle, home improvement, unsecured personal, and home equity loans. The Company provides these types of loans as an accommodation to the customer base and does not actively pursue this business. The Company also offers loans to its depositors on the security of their deposit accounts.

Roosevelt currently originates substantially all of its consumer loans in the States of Missouri and Illinois. The Company originates consumer loans directly to the borrower.

Roosevelt offers both variable rate and fixed rate consumer loans. At December 31, 1994, the Company's consumer loan balances totaled $46.3 million which represented .6% of the Company's total loan and mortgage-backed securities portfolio. At December 31, 1994, 55.4% of the consumer loans were fixed rate loans and 44.6% were variable rate loans. The Company has emphasized variable rate loans as a means of attaining an improved asset/liability match while also generating net interest income.

Nonperforming Assets, Classified Assets, Loan Delinquencies, and Defaults

When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, telephone contacts are normally made after a payment is 19 days past due. In most cases, delinquencies are cured promptly. If the delinquency is not cured by the 30th day, written contacts or personal calls are made to the borrower. If the delinquency continues for a period of 90 days, the Company usually institutes appropriate action to foreclose the property. If foreclosed, the property is sold at public auction and may be purchased by the Company. Under Missouri law, subject to rights of redemption and certain homestead and other exemptions, property normally may be foreclosed after payments become more than 31 days past due, by publishing or posting appropriate notices of the foreclosure action during a subsequent period of 20 days. Delinquent consumer loans are generally handled in a similar manner, except that initial telephone contacts are made when the payment is five days past due. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Missouri consumer protection laws.

Federal regulations provide for the classification of loans, debt, equity securities, and other assets considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. The regulations require institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." The OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management.

The following table sets forth the amounts and categories of nonperforming assets in the Company's loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Troubled-debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

                                                         December 31,
                                     ---------------------------------------------------
                                       1994      1993       1992       1991       1990
                                       ----      ----       ----       ----       ----
                                                    (Dollars in Thousands)
Nonperforming Assets
Nonaccruing loans:
 Residential.......................   $ 5,666    $ 9,524    $12,249    $13,006    $ 6,330
 Commercial real estate............     1,626        985      7,988      2,471      2,383
 Consumer..........................       269        217        217        278         87
                                      -------    -------    -------    -------    -------
  Total............................     7,561     10,726     20,454     15,755      8,800
                                      -------    -------    -------    -------    -------
Accruing loans delinquent more
  than 90 days:
 Residential.......................     4,598      4,056      2,110      2,115      6,264
 Commercial real estate............       482         --         --         --      1,143
 Consumer..........................        --         --          4         14        168
 Land..............................        --        360        394        141         --
                                      -------    -------    -------    -------    -------
  Total............................     5,080      4,416      2,508      2,270      7,575
                                      -------    -------    -------    -------    -------
Troubled-debt restructurings:
 Commercial real estate............     2,757      2,127      1,363      1,288      1,035
                                      -------    -------    -------    -------    -------
Foreclosed/Repossessed assets:
 Residential.......................     2,703      1,373      2,049      4,690      5,963
 Commercial real estate............    16,085     15,998     20,500     26,320     39,260
 Consumer..........................        --         --         16         43         57
                                      -------    -------    -------    -------    -------
  Total............................    18,788     17,371     22,565     31,053     45,280
                                      -------    -------    -------    -------    -------
Total nonperforming assets.........   $34,186    $34,640    $46,890    $50,366    $62,690
                                      =======    =======    =======    =======    =======
Total nonperforming assets
  as a percentage of total assets         .41%       .46%       .78%       .89%      1.08%
                                      =======    =======    =======    =======    =======


Specific valuation allowances for losses on nonperforming assets were $3.5
- ------------------
million, $2.9 million, $2.6 million, $1.7 million, and $1.8 million at December 31, 1994, 1993, 1992, 1991, and 1990, respectively.

For the year ended December 31, 1994 gross interest income, which would have been recorded had the nonaccruing loans been current in accordance with their original terms, totaled approximately $686,000. For the year ended December 31, 1994 interest income received on such loans totaled approximately $221,000.

The Company's nonaccruing loans at December 31, 1994 consisted of 79 residential real estate loans with aggregate outstanding balances totaling approximately $5.7 million, 5 commercial real estate loans with aggregate outstanding balances of approximately $1.6 million, and 198 consumer loans with aggregate outstanding balances totaling $269,000. The Company's accruing loans delinquent more than 90 days at December 31, 1994 consisted of 78 residential real estate loans, with aggregate outstanding balances totaling approximately $5.1 million.

At December 31, 1994, the Company had $2.8 million of troubled-debt restructurings, consisting primarily of loans secured by land, a nursing home, and a multi-family apartment building, all of which are located in Missouri. Interest on loans involved in troubled-debt restructurings that would have been recorded as income for the years ended December 31, 1994, 1993, and 1992, had the loans been current in accordance with their original terms totaled $222,000, $272,000, and $301,000, respectively. Interest on such loans that was actually recorded as income for the years ended December 31, 1994, 1993, and 1992 totaled $184,000, $234,000, and $178,000, respectively. The Company's foreclosed assets at December 31, 1994 consisted of 34 residential properties with an aggregate book value totaling approximately $2.7 million and 19 commercial properties with an aggregate book value totaling approximately $16.1 million.

Provisions for Losses on Loans and Real Estate

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

Loans The allowance for loan losses is maintained at an amount considered adequate to provide for losses. The provision for loan losses charged to expense is based on periodic analysis of the loan portfolio by management. In this regard, management considers various risk factors including general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. In addition to an allowance for losses on identified problem loans, an overall unallocated allowance is maintained to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and prior loss experience.

The allowance for loan losses increased significantly during 1994 when compared
to prior years.   After combining the Roosevelt, Farm & Home, and Home Federal loan portfolios which resulted in a combined portfolio approximately five times the size of Roosevelt's March 31, 1994 portfolio (approximately $650 million to $3.0 billion), management determined it was necessary to substantially increase the allowance for loan losses to achieve higher and more conservative coverage levels. Factors considered by management in determining the necessity and amount of the provision necessary to bring the overall allowance to the desired level were i) the need to conform Farm & Home's coverage ratio (ratio of allowance for loan losses to total gross loans) of .24% at December 31, 1993 to that of Roosevelt's which was .61% at the comparable date. This resulted in an additional required provision of approximately $7.3 million, ii) the previously discussed five fold increase in the size of the overall loan portfolio coupled with the fact that, at the time, Roosevelt management had no previous track record of managing a portfolio of that size, and iii) the Farm & Home and Home Federal mergers effectively doubled the overall size of the entity resulting in the Company moving up to a new peer group whose average allowance for loan losses as a percentage of total loans far exceeded the allowances of the unadjusted combined entity.

Since just prior to the merger, both Farm & Home and Roosevelt had recently been through examinations by the Office of Thrift Supervision (OTS), the Company initiated conversations with the OTS to obtain their concurrence with the planned addition to the allowance for loan losses. Such concurrence was received and the resulting $11.4 million provision was recorded.

Foreclosed Assets Real estate acquired through foreclosure is recorded at the lower cost or fair value minus estimated costs to sell. Subsequent to foreclosure, the real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value minus estimated costs to sell the property declines.

Real Estate Acquired for Development and Sale Such real estate is recorded at the lower of cost, adjusted for acquisition, direct holding, and development costs or net realizable value. In periodically determining net realizable value, various assumptions are utilized including absorption rates and holding costs.

While the valuation allowances for losses on loans, foreclosed assets, and real estate acquired for development and sale are considered adequate, the Company's allowances are subject to review by the FDIC and OTS. In the course of their periodic examinations the Company may be instructed to establish additional general or specific reserves in addition to the amounts previously established.

The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                              December 31,
                             -----------------------------------------------------------------------------
                                        1994                 1993                   1992
                             -----------------------------------------------------------------------------
                                       Category's             Category's             Category's
                                         Percent                Percent                Percent
                                        of Total               of Total               of Total
                              Amount      Loans      Amount      Loans      Amount      Loans     Amount
                             --------  -----------  --------  -----------  --------  -----------  -------
                                                                         (Dollars in Thousands)

Balance at beginning of
 period....................   $ 9,056                $10,753                $ 9,063               $ 8,107
Charge-offs:
  Residential..............       358                    824                    468                   995
  Commercial real estate...       696                  1,535                  1,611                   743
  Consumer.................        33                    169                     66                   171
  Construction.............        --                     --                     --                    --
                              -------                -------                -------               -------
                                1,087                  2,528                  2,145                 1,909
                              -------                -------                -------               -------
Recoveries:
  Residential..............        16                     --                     --                    --
  Commercial real estate...         5                    125                     21                    --
  Consumer.................        10                     --                    184                    29
  Construction.............        --                     --                     --                    --
                              -------                -------                -------               -------
                                   31                    125                    205                    29
                              -------                -------                -------               -------
    Net charge-offs........     1,056                  2,403                  1,940                 1,880

Additions charged to
 operations................    12,432                    706                  2,648                 2,695
Additions acquired through
 acquisitions..............     2,483                     --                    982                   141
                              -------                -------                -------               -------
Balance at end of period...   $22,915                $ 9,056                $10,753               $ 9,063
                              =======                =======                =======               =======
Ratio of net charge-offs
 during the period to
  average loans
   outstanding during the
   period..................       .04%                   .09%                   .13%                  .10%
                              =======                =======                =======               =======
Allowance distribution:
  Residential..............   $17,570        93.7%   $ 4,245        90.4%   $ 4,208        88.8%   $3,143
  Commercial real estate...     4,776         4.2      4,463         5.2      5,835         5.5     5,477
  Consumer.................       410         1.5        348         0.9        710         1.2       443
  Construction.............       159          .6         --         3.5         --         4.5        --
                              -------       -----    -------       -----    -------       -----   -------
                              $22,915       100.0%   $ 9,056       100.0%   $10,753       100.0%  $ 9,063
                              =======       =====    =======       =====    =======       =====   =======

                              ----------------------------------
                               1991                   1990
                              ----------------------------------
                               Category's            Category's
                                 Percent               Percent
                                of Total              of Total
                                  Loans     Amount      Loans
                               -----------  -------  -----------


Balance at beginning of
 period....................                  $5,249
Charge-offs:
  Residential..............                     549
  Commercial real estate...                     303
  Consumer.................                     271
  Construction.............                      --
                                            -------
                                              1,123
                                            -------
Recoveries:
  Residential..............                      --
  Commercial real estate...                      --
  Consumer.................                       5
  Construction.............                      --
                                            -------
                                                  5
                                            -------
    Net charge-offs........                   1,118

Additions charged to
 operations................                   3,976
Additions acquired through
 acquisitions..............                      --
                                            -------
Balance at end of period...                 $ 8,107
                                            =======
Ratio of net charge-offs
 during the period to
  average loans
   outstanding during the
   period..................                     .06%
                                             ======
Allowance distribution:
  Residential..............          89.0%   $2,443        88.1%
  Commercial real estate...           4.7     5,232         5.7
  Consumer.................           1.1       432         1.5
  Construction.............           5.2        --         4.7
                                      ---   -------         ---
                                      100%  $ 8,107       100.0%
                                      ===   =======       =====

Real Estate Development

In the past, the Company primarily under the name of Farm & Home has conducted real estate development activities. In recent periods, however, the Company has directed its efforts towards reducing its involvement in real estate development. The Company intends to liquidate its remaining investment through property sales. The Company's remaining net investment in real estate held for development and sale was approximately $2.2 million at December 31, 1994.

The Company's investment in real estate at December 31, 1994 consisted primarily of two real estate projects located in Arizona and Texas and undeveloped land located in Texas. The Company believes the expenses and risks currently associated with the real estate projects and undeveloped land are substantially less than the expenses and risks associated with full-scale real estate development activities.

Investment Securities

Interest income from investments in various types of liquid assets provides a significant source of revenue for the Company. The Company invests in short-term investments such as United States Treasury securities and United States agency securities, commercial paper, short-term corporate debt securities, and overnight federal funds. The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. The balance of the investment securities maintained by the Company in excess of regulatory requirements reflects management's objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments. See "Regulation-- Liquidity."

The Company had approximately $156.8 million invested in investment securities held to maturity at December 31, 1994. For a description of the principal components of the Company's investment securities held to maturity portfolio, see Note 6 of the Notes to Consolidated Financial Statements.

The book value of investment securities held to maturity at the dates indicated are summarized as follows:



                                                          December 31,
                                                --------------------------------
                                                  1994       1993        1992
                                                ---------  ---------  ----------
                                                         (In Thousands)

United States Government and agency
 obligations..................................   $115,500    $ 2,426     $   839
Corporate securities..........................     41,273     50,695      66,499
Other securities..............................         --          6           8
                                                 --------    -------     -------
                                                 $156,773    $53,127     $67,346
                                                 ========    =======     =======

The following table shows the contractual maturities and weighted average yields of investment securities held to maturity at December 31, 1994:

                                                                    Maturity Division
                                ------------------------------------------------------------------------------------------
                                     Within          Over One to       Over Five to          Over
                                    One Year         Five Years         Ten Years          Ten Years           Total
                                ----------------  -----------------  ----------------  ----------------  -----------------
                                 Amount   Yield    Amount    Yield    Amount   Yield    Amount    Yield   Amount    Yield
                                --------  ------  ---------  ------  --------  ------  ---------  -----  ---------  ------

United States government and
  agency obligations..........   $ 6,969   5.14%   $107,499   5.63%   $ 1,032  10.61%         --     --   $115,500   5.65%

Corporate securities..........   $23,420   6.53       5,565   8.84     12,288  10.99          --     --     41,273   8.17
                                 -------           --------          --------                            ---------
                                 $30,389           $113,064           $13,320                             $156,773
                                 =======           ========          ========                            =========

The Company's investment securities held to maturity portfolio at December 31, 1994 contained neither tax-exempt securities nor securities of any issuer with an aggregate book or market value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States government, or its agencies.

The book value of investment securities available for sale at the dates indicated are summarized as follows:


                                                            December 31,
                                                     ---------------------------
                                                      1994       1993      1992
                                                     -------     -----    ------
                                                            (In Thousands)

United States Government and agency obligations    $      --  $ 45,854  $ 64,513
                                                     =======    ======    ======

Mortgage-Backed and Investment Grade Securities, Available for Sale

The Company has designated as available for sale a portfolio of mortgage-backed and investment grade securities which may not be held until maturity. Mortgage-backed and investment securities available for sale are carried at fair value. Net unrealized gains and losses are reflected as a separate component to stockholders' equity, net of applicable deferred taxes, as "Unrealized gain
(loss) on mortgage-backed and investment securities available for sale, net." Realized gains and losses, based on the amortized cost of the specific security sold, are included in the consolidated statements of operations as "Net gain
(loss) from financial instruments." See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

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

Deposits The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), and individual retirement accounts. The Company does not generally seek to attract Jumbo accounts or brokered deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                      December 31,
                                        ----------------------------------------
                                            1994          1993           1992
                                        ----------     ----------     ----------
                                                     (In Thousands)

Passbook and statement..............    $  396,002     $  366,887     $  289,511
NOW and super NOW...................       335,261        506,881        394,142
Money market deposit................       558,991        653,470        420,472
Fixed rate certificates.............     3,064,400      3,313,848      2,961,325
Money market certificates...........           375          8,722          4,498
18-month retirement.................       336,455         19,047         27,449
Jumbo ($100,000 or more)............       207,355        207,125        194,289
Other...............................            --          1,004             20
Net adjustment related to purchase
 method of accounting...............           550          4,512          9,275
                                        ----------     ----------     ----------
    Total...........................    $4,899,389     $5,081,496     $4,300,981
                                        ==========     ==========     ==========


The following table sets forth the increase (decrease) in dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                      December 31,
                                           -------------------------------------
                                              1994         1993         1992
                                           ---------     --------    -----------
                                                      (In Thousands)

Passbook and statement.................    $  29,115     $ 77,376    $  29,391
NOW and super NOW......................     (171,620)     112,739      129,959
Money market deposit...................      (94,479)     232,998       95,150
Fixed rate certificates................     (249,448)     352,523      124,523
Money market certificates..............       (8,347)       4,224     (221,061)
30-month and 42-month small saver
 certificates..........................           --           --      (42,517)
18-month retirement....................      317,408       (8,402)       7,136
Jumbo ($100,000 or more)...............          230       12,836      (13,065)
Other..................................       (1,004)         984         (679)
Net adjustment related to purchase
 method of
accounting.............................       (3,962)      (4,763)       8,384
                                           ---------     --------    ---------
    Total net decrease.................    $(182,107)    $780,515    $ 117,221
                                           =========     ========    =========


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

The following table sets forth the savings flows of the Company during the periods indicated. Net deposits (withdrawals) refers to the amount of deposits (exclusive of interest credited) during a period less the amount of withdrawals during the period. The net withdrawals during the years ended December 31, 1994, 1993, and 1992 reflect management's strategy of conservatively pricing most deposits to better control the Company's cost of funds. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies.

                                                   December 31,
                                    -------------------------------------------
                                        1994           1993           1992
                                    -------------  -------------  -------------
                                                  (In Thousands)

Beginning balance.................    $5,081,496     $4,300,981     $4,183,760
                                      ----------     ----------     ----------
Net withdrawals...................      (711,218)      (580,974)      (298,060)
Savings deposits assumed from
 acquisitions.....................       468,877      1,431,501        249,724
Savings deposits sold.............       (68,134)      (277,182)            --
Savings deposit change from
 branch exchange..................            --         63,944             --
Interest credited.................       132,330        147,989        157,173
Net adjustment related to
 purchase method of accounting....        (3,962)        (4,763)         8,384
                                      ----------     ----------     ----------
Net increase (decrease) in
 deposits.........................      (182,107)       780,515        117,221
                                      ----------     ----------     ----------
Ending balance....................    $4,899,389     $5,081,496     $4,300,981
                                      ==========     ==========     ==========

    Percent increase (decrease)            (3.6)%          18.1%           2.8%
                                      ==========     ==========     ==========


The following table sets forth the amount, by interest rate, of deposits at the Company as of the dates indicated.

                                                         December 31,
                                              ----------------------------------
                                                 1994        1993        1992
                                              ----------  ----------  ----------
                                                        (In Thousands)

Less than 2.00%.............................  $  335,402  $  373,327  $   92,186
2.01%--4.00%................................   1,742,095   3,136,733   1,981,141
4.01%--6.00%................................   1,976,307     797,142     928,753
6.01%--8.00%................................     719,146     545,213     825,651
8.01%--12.00%...............................     125,889     224,569     463,976
Net adjustment related to purchase method of
accounting..................................         550       4,512       9,274
                                              ----------  ----------  ----------

    Total...................................  $4,899,389  $5,081,496  $4,300,981
                                              ==========  ==========  ==========


The amount of the Company's "Jumbo" certificates of deposit of $100,000 or more at December 31, 1994, the maturities of such deposits and the percentage of total deposits represented by these certificates are set forth in the table below.



               Maturities
- --------------------------------------------
 Three     Over three  Over six     Over                  % of
months     months to   months to    one                  total
or less    six months  one year     year       Total    deposits
- ---------  ----------  ---------    ----       -----    --------

                    (Dollars in Thousands)

$ 25,073   $ 38,992    $ 45,922   $ 97,368   $ 207,355   4.23%
  ======     ======      ======     ======     =======   ====

The following table presents, by interest rate range, maturity information for the Company's certificates of deposit as of December 31, 1994.


                                                        0.00-        4.01-       6.01       8.01-                     Percent
                                                        4.00%        6.00%       8.00%      12.00%         Total      of Total
                                                        -----        -----       -----      ------         -----      --------
                                                                               (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 1995....................................   $420,910    $  115,021    $ 19,353    $ 16,643    $  571,927      15.85%
June 30, 1995.....................................    230,912       336,336       9,316      31,159       607,723      16.84
September 30, 1995................................     53,310       354,257      12,132      28,641       448,340      12.42
December 31, 1995.................................     38,859       290,706      23,385      17,224       370,174      10.26
March 31, 1996....................................     21,230       161,004      94,175       2,732       279,141       7.74
June 30, 1996.....................................     10,703       149,324      34,878       4,202       199,107       5.52
September 30, 1996................................      5,857        90,905      47,139       1,202       145,103       4.02
December 31, 1996.................................      4,551        45,400      52,326         324       102,601       2.84
March 31, 1997....................................        107        44,210      57,416         692       102,425       2.84
June 30,1997......................................        515        41,889     104,377       1,309       148,090       4.10
September 30, 1997................................        102        71,282      24,022       2,029        97,435       2.70
December 31, 1997.................................         56        38,211      17,626       2,707        58,600       1.62
Thereafter........................................        131       237,762     223,001      17,025       477,919      13.25
                                                     --------    ----------    --------    --------    ----------     ------

 Total............................................   $787,243    $1,976,307    $719,146    $125,889    $3,608,585     100.00%
                                                     ========    ==========    ========    ========    ==========     ======

 Percent of total.................................      21.81%       54.77 %     19.93%       3.49%
                                                     ========    ==========    ========    ========

Borrowings. Roosevelt's other sources of funds include advances from the FHLB of Des Moines, securities sold under agreements to repurchase, mortgage-backed bonds, and subordinated notes.

As a member of the FHLB of Des Moines, the Company is required to own capital stock in the FHLB of Des Moines and is authorized to apply for advances from the FHLB of Des Moines. All long-term FHLB advances must be for the purpose of financing residential housing. Members must meet community lending standards established by Federal Housing Finance Board (FHFB) regulations, to have continued access to long-term FHLB advances. The Company does not expect that these limitations will have a significant impact on its access to long-term advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Des Moines may prescribe additional acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See "Regulation--Federal Home Loan Bank System."

The form of agreement to repurchase securities sold used by the Company is a sale of securities to primary dealers with a commitment to repurchase securities at a predetermined price at a future date, typically ranging between 30 days and 90 days from the date of the initial sale. The Company may substantially increase its borrowings under agreements to repurchase securities sold.

 The following table sets forth the maximum month-end balance, average balance, and weighted average interest rate of short-term borrowings for the periods indicated. Average balances and rates are computed on the basis of month-end balances.


                                                        Year Ended December 31,
                                           ------------------------------------------
                                               1994           1993         1992
                                           ------------     ----------  -----------
                                                   (Dollars in Thousands)
FHLB advances--due in one year or less:
  Maximum month-end balance..............   $1,195,000    $1,050,000    $200,000
  Average balance........................      772,214       626,475      30,417
  Weighted average interest rate:
    On maximum month-end balance.........         4.51%         3.69%       3.51%
                                            ----------    ----------    --------
    On average balance...................         5.00%         3.65%       4.01%
                                            ----------    ----------    --------
Securities sold under agreements to
 repurchase:
   Maximum month-end balance.............   $1,650,963    $1,493,445    $938,892
   Average balance.......................    1,193,671     1,277,514     684,999
   Weighted average interest rate:
     On maximum month-end balance .......         5.10%         3.84%       3.42%
                                            ----------    ----------    --------
     On average balance..................         4.47%         3.74%       3.46%
                                            ----------    ----------    --------

Total short-term borrowings:
   Maximum month-end balance.............   $2,483,798    $2,466,658    $938,892
   Average balance                           2,116,628     1,903,989     715,416
   Weighted average interest rate:
     On maximum month-end balance........         4.53%         3.42%       3.42%
                                            ----------    ----------    --------
     On average balance..................         4.93%         3.71%       3.48%
                                            ----------    ----------    --------

The following table sets forth information as to the rates and balances of the Company's short-term borrowings at the dates indicated.

                                                      December 31,
                                         --------------------------------------
                                             1994          1993         1992
                                         ------------  ------------  ----------
                                                 (Dollars in Thousands)

FHLB advances..........................   $1,708,256    $1,257,000    $400,000
Securities sold under agreements to
 repurchase............................    1,208,127       590,401     157,437
                                          ----------    ----------    --------
  Total................................   $2,916,383    $1,847,401    $557,437
                                          ==========    ==========    ========
Weighted average interest rate of FHLB
 advances..............................         5.90%         4.13%       4.91%
Weighted average interest rate of
 reverse repurchase agreements.........         5.96%         3.42%       4.32%


The Company has issued mortgage-backed bonds as shown below.

             Original  Balance outstanding
Date Issued  Amount        at 12/31/94        Term     Coupon         Due
- -----------  ------        -----------        ----     ------         ---
             (millions)     (millions)

April 1988   100.0             19.8          30 years  10.125%  April 15,2018(1)


(1)  Callable at the Company's option, on or after April 15, 1998 at par.

During recent years, the Company has repurchased mortgage-backed bonds in the open market it had previously issued. The bonds were repurchased in order to retire liabilities with a relatively higher cost on a spread to Treasury basis. The Company expects such repurchases to enhance net interest income prospectively and additional repurchases may occur in the future.

During 1994, 1993, and 1992, the Company retired and/or repurchased $54.3 million, $72.9 million, and $195.9 million, respectively of principal amount of mortgage-backed bonds. During 1994, approximately $54.3 million was retired through open market purchases. During 1993, approximately $72.9 million was retired through both the defeasance of bonds and open market purchases. During 1992 approximately $108.9 million was retired through both the defeasance of bonds and open market purchases and approximately $87.0 million was retired at the scheduled maturity of the bonds.

Pursuant to the indentures under which the mortgage-backed bonds were issued, the Company is required to maintain certain levels of pledged collateral to secure the mortgage-backed bonds. The mortgage-backed securities collateralizing the bonds had an aggregate market value of approximately $34.6 million at December 31, 1994. See Note 12 of the Notes to Consolidated Financial Statements.

In July 1992, the Company issued $28.8 million of 9.5% subordinated notes due August 1, 2002. The payment of principal and interest on the notes is subordinated at all times to any indebtedness of the Company outstanding or incurred after the date of issuance. At December 31, 1994, the Company has no indebtedness senior to the subordinated notes. However, obligations of the Bank, including depositors, have first claim on the assets of the Bank. Costs incurred in the transaction totaled approximately $1.4 million and are being amortized over the life of the notes yielding an effective interest rate of 10.47%. The notes are callable at the option of the Company after August 1, 1995 at par plus accrued interest. In the indenture of the subordinated notes, the Company is restricted as to the amounts of additional indebtedness it may incur and the amount of dividends and other distributions it may pay to its stockholders.

Subsidiaries

Roosevelt is permitted, through the Bank, to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of the Bank's assets. The Bank may invest an additional 1% of its assets in service corporation activities that serve primarily specified community or inner-city developments. Federal regulations also permit institutions to make specified types of loans to such service corporation subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's regulatory capital. In addition, federal savings associations are permitted to invest unlimited amounts in subsidiaries that are engaged solely in activities that the association may conduct. At December 31, 1994, the Bank's investment in service corporations was approximately $2.3 million.

Roosevelt Financial Services, Inc. (previously known as Roosevelt Insurance Agency, Inc. prior to 1994) is a diversified general insurance agency. It provides life, health, property, casualty, commercial insurance coverages, and tax deferred annuities to Roosevelt's customers and the general public. Stocks and bonds are offered to the Bank's customers on a discount basis through U.S. Clearing Corporation, a clearing broker/dealer. Mutual funds are offered to the Bank's customers and the general public by registered representatives through an arrangement between Roosevelt Insurance Agency and Tri-America Securities Corporation, registered broker/dealer.

H.F.S. Corporation is a service corporation which was acquired through the merger with Home Bancorp. H.F.S. Corporation has the authority to invest and participate in various activities such as the acquisition and development of property into residential building lots.

F&H Realty, a subsidiary of Roosevelt Financial Group, Inc., is a Missouri-chartered real estate investment company. It owns real estate held for investment or for the purpose of developing and selling lots, primarily for single-family dwellings. It was formed in December 1992 and was later transferred to the Company under the name Farm & Home as a dividend-in-kind from the Bank, previously know as Farm & Home Savings Association.

REGULATION

General. The Bank is a federally chartered savings bank, the deposits of which are federally insured up to applicable limits by the FDIC and are backed by the full faith and credit of the United States government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company is also subject to federal regulation and oversight. The purpose of this regulation of the Company and other holding companies is to protect subsidiary savings associations. Certain of these regulatory requirements and restrictions are discussed below and elsewhere in this document.

Federal Regulation of Savings Associations

The OTS, as the primary federal regulatory agency, and the FDIC, as insurer and back-up regulator, have extensive supervisory authority over the operations of savings associations. The Bank is required to file periodic reports with the OTS and may be examined periodically by the OTS and the FDIC. The Bank was most recently examined by the OTS in March, 1994. All federally insured banks and savings associations are subject to an on-site, full-scope examination by either the FDIC or the OTS at least once every 12 months.

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment for the fiscal year ended December 31, 1994 was $1.2 million.

The OTS' pervasive regulatory authority is backed by extensive enforcement authority over all savings associations and their holding companies, including the Bank and the Company. This enforcement authority includes among other things, the ability to impose operational restrictions, to commence cease-and-desist proceedings, to assess civil money penalties, to initiate proceedings to remove individuals from their positions and prohibit them from service with any savings association, to issue temporary cease-and-desist orders and suspension orders, and to initiate suits for injunctions. Such actions may generally be initiated to prevent, terminate, or remedy violations of laws, regulations, or unsafe or unsound practices. Additional grounds include failure to file accurate and timely reports with the OTS.

In addition, the investment, lending, and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. Federal savings associations are also generally authorized to establish branches on a nationwide basis. The Bank is in compliance with each of these noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for additional loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1994, the Bank's lending limit under this restriction was $73.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, have issued proposed safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. The proposal also establishes the maximum ratio of classified assets to total capital (which for this purpose includes loss allowances exceeding the amount includable for regulatory capital purposes) at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital. Earnings will be sufficient if the net income or loss over the last four quarters is assumed to continue over the next four quarters and the institution would otherwise remain in capital compliance. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The proposal also requires savings and loan holding companies to ensure that transactions and relationships with their subsidiary savings associations do not have a detrimental effect on the safe and sound operation of the association. No assurance can be given as to the final form of the proposed regulations.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Federal law also directs the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The permanent system, adopted in June 1993 and effective January 1, 1994, continues the risk classification system established under the transitional rule. Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (Tier 1 risk-based capital) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the BIF) of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has proposed that the premium schedule be revised to provide a range of .04% to .31% of deposits so that well-capitalized and healthy banks would pay the lowest premiums. This action was taken because the FDIC anticipates that the BIF will reach the required reserve ratio in mid-1995 as a result of the decrease in bank failures in the past few years. The revisions are expected to take effect in the third quarter of 1995.

The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF member banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. There can be no assurance that the proposal will be adopted in final form or that premiums for either BIF of SAIF members will not be adjusted in the future by the FDIC.

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

Tangible Capital The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1994, the Bank had net intangible assets of $20.2 million which were deducted from tangible capital.

The OTS regulations establish special tangible capital requirements for savings associations that own service corporations and other subsidiaries. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers, are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that are not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries must be deducted from assets and capital. The Bank, at December 31, 1994, had a $2.3 million net investment in subsidiaries. Of that amount, the Bank deducted the total investment from capital for the purpose of computing its capital compliance. See "MD&A--Financial Condition."

At December 31, 1994, the Bank had tangible capital of approximately $461.2 million, or 5.51% of adjusted total assets, which is approximately $335.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

Core Capital The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 1994, the Bank had $2.8 million of core deposit intangible included in core capital under these tests and had core capital equal to approximately $464.1 million, or 5.54% of adjusted total assets, which is $212.9 million above the minimum leverage ratio requirement of 3% as in effect on that date. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital level of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

Risk-Based Capital The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.
Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain additional risk-based capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1994, the Bank did not have any capital instruments that qualified as supplementary capital and had $19.9 million of general loss reserves, which was less than 0.62% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. In addition, reciprocal holdings of qualifying capital instruments are excluded. The Bank had no such exclusions from capital and assets at December 31, 1994.

In determining the amount of risk-weighted assets, all assets, including the credit equivalent amount of certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risks inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for performing and prudently underwritten permanent one- to four-family first mortgage loans not more than 90 days past due and with a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

On December 31, 1994, the Bank had total risk-weighted capital of approximately $480.9 million (including $19.9 million of general loss reserves). The Bank had risk-weighted assets of $3.2 billion (including $221.2 million in credit equivalent amounts of converted off-balance sheet items) or total risk-weighted capital of 14.90% of risk-weighted assets. This amount was approximately $222.8 million above the 8% requirement in effect on that date.

On January 1, 1994, OTS adopted a rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS recently announced that it will delay the effectiveness of the regulation until it adopts the process by which an association may appeal an interest rate risk capital deduction determination. The OTS stated that it anticipates that it will act in time to enable the regulation to become effective on March 31, 1995. If the regulation had been in effect at December 31, 1994, the Bank would have had no such deduction from total capital on such date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core and Tier 1 risked-based capital ratios and less than a 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements. In any bankruptcy proceedings of the Company, any claim against the Company under such a guarantee would have priority over the claims of unsecured creditors.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subjected by the OTS to one or more of a number of additional specified actions and operating restrictions. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger, or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify it. A well-capitalized association may be reclassified as an adequately capitalized association; an adequately capitalized association reclassified as an undercapitalized association; and an undercapitalized association reclassified as a significantly undercapitalized association. Any undercapitalized association is also subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations, the appointment of a receiver or conservator, or a forced merger into another institution.

The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's common and preferred stock. Company stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common or preferred stock, such issuance may result in the dilution in the percentage of ownership of the stockholders of the Company.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions or requirements on associations, including the Bank, with respect to their ability to pay dividends or make other capital distributions. As of December 31, 1994, the Bank would have been permitted to pay dividends of $120.4 million consistent with these restrictions, subject to giving the notice referred to below and receiving no objection from the OTS.

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or risk-based capital exceeds its fully phased-in requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank is authorized to make capital distributions as a Tier 1 association.

Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their current minimum capital requirements but not their fully phased-in requirements, may make capital distributions up to 75% of their net income for the most recent four quarter period.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distributions. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution must submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See - "Regulatory Capital Requirements."

Finally, OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

The OTS has proposed regulations that would revise the current capital distribution restrictions by eliminating the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a

CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated, however, it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the proposed regulations may be adopted.

Liquidity

Each savings association, including the Bank, is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Company includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1994, the Bank was in compliance with both requirements.

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. The QTL test requires a savings association to have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments and to meet that test on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. As of December 31, 1994 the Bank had a QTL ratio of 97.9%, which was in compliance with the 65% QTL test, and has always been in compliance with the QTL requirement.

Any savings association that fails to meet the test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF, which generally cannot occur until the SAIF reaches its designated reserve ratio. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

Transactions With Affiliates

Transactions between a savings association, such as the Bank or any of its subsidiaries, and its affiliates are subject to numerous restrictions. Generally, such transactions must be on terms at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. Most transactions are also subject to quantitative ceilings, and many must be secured by eligible collateral. In addition, savings associations are prohibited from investing in the securities of an affiliate (other than a subsidiary) or extending credit to an affiliate engaged in activities not permissible for a bank holding company. For these purposes, an affiliate is defined as a company that controls, or is under common control with, the Bank but does not include a subsidiary of the Bank unless specially determined by OTS or the Federal Reserve. None of the Bank's subsidiaries have been so designated.

Certain transactions with directors, officers, or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquired control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualifies as a QTL and was acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions may be permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

The stock of the Company is registered with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates within the meaning of the Exchange Act (generally officers, directors, and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company generally is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1994, the Company was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1994, the Bank had approximately $109.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five years such dividends have averaged 8.40%.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 1994, dividends paid by the FHLB of Des Moines to the Bank totaled $8.7 million.

Taxation

Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the Code), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

Under the experience method, the bad debt deduction is an amount either determined under a formula based generally upon the bad debts actually sustained by a savings association over a period of years or calculated to increase the reserve to the amount of the reserve at December 31, 1987, the base year.

The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the percentage bad debt deduction) is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying thrift institutions to be taxed at a lower effective federal income tax rate than that generally applicable to corporations (approximately 32.2% assuming the maximum percentage bad debt deduction).

If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash, and certain government obligations) constitute less than 60% of its total assets, the institution may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits, and reserves at the beginning of the year. It is not expected that these limitations would be a limiting factor in the foreseeable future.

In addition to the regular income tax, corporations, including savings associations such as the Company, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

To the extent earnings appropriated to a thrift institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans (Excess), such Excess may not, without adverse tax consequences, be utilized for payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses).

The Company, the Bank, and the Bank's subsidiaries file consolidated federal income tax returns on a calendar- year basis. The Company has elected to use the percentage of taxable income method in years in which it has had taxable income, the experience method in other years, and has taken no bad debt deduction in some years. Savings associations such as the Bank that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member. The Company and its consolidated subsidiaries have been audited by the Internal Revenue Service (IRS) with respect to consolidated federal income tax returns through its taxable year ended December 31, 1990.

Missouri Taxation Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Company and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes, and use taxes. In addition, the Company is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Company and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. The Company is also subject to a $25.00 per year Missouri franchise tax payment. Missouri thrift institutions are not subject to the regular state corporate income tax.

Delaware Taxation As a Delaware business corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.

Changes in Accounting for Income Taxes Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The adoption of SFAS No. 109 did not have a material effect on the financial position of the Company.

Management of Registrant and Its Subsidiaries

The following table sets forth certain information with respect to each executive officer of the Company and the Bank as of March 8, 1995.

                                  The Company

Name                               Age              Position Held
- ----                               ---              -------------

Stanley J. Bradshaw                 37  President and Chief Executive Officer

Dennis M. Kiefer                    46  Executive Vice President

Daniel G. O'Donnell                 39  Executive Vice President,
                                         General Counsel, and Secretary

Gary W. Douglass                    44  Executive Vice President,
                                         Chief Financial Officer and
                                         Finance Group Manager

                                    The Bank

Name                                Age              Position Held
- ----                                ---              -------------

Stanley J. Bradshaw                  37  President and Chief Executive Officer

Dennis M. Kiefer                     46  Executive Vice President and
                                          Retail Banking Group Manager

Daniel G. O'Donnell                  39  Executive Vice President, Real Estate
                                          Group Manager, General Counsel,
                                          and Secretary

Gary W. Douglass                     44  Executive Vice President,
                                          Chief Financial Officer and
                                          Finance Group Manager

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the last five years. Except as otherwise indicated, all officers of the Company have held their positions since the formation of the Company in 1988.

Stanley J. Bradshaw Mr. Bradshaw joined Roosevelt in 1985 as Vice President and Chief Lending Officer and in 1987 was elected Senior Vice President and Chief Investment Officer. During 1988, he was elected Executive Vice President and became Roosevelt's Chief Operating Officer. He joined the Board of Directors and became President and Chief Executive Officer in 1991.

Dennis M. Kiefer Mr. Kiefer was named Executive Vice President and Retail Banking Group Manager in December 1992. Since May 1991, he was Senior Vice President and Retail Banking Group Manager. Prior to that he has held several positions including Senior Vice President and Savings Division Manager of the Bank and has been with the Bank since 1970.

Daniel G. O'Donnell Mr. O'Donnell was named Executive Vice President in December 1993 previously serving as Senior Vice President since November 1991. Since November 1991, he was Real Estate Group Manager, General Counsel and Secretary. He joined the Bank in May 1986 as Vice President and General Counsel. He was named Secretary in 1987 and Interim Real Estate Group Manager in May 1991.

Gary W. Douglass Mr. Douglass joined the Company and the Bank as Executive Vice President and Chief Financial Officer on March 8, 1995. Prior to joining the Company and the Bank, Mr. Douglass was a partner for Deloitte & Touche LLP, a big six international accounting firm. One of his responsibilities with the firm was serving as partner-in-charge of the Banking and Thrift Practice.

Employees

At December 31, 1994, the Company had a total of 1,023 employees, including 215 part-time employees. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

The Company's home office, which is a leased facility, is located in Chesterfield, Missouri. The Company's mortgage loan servicing office is located in Nevada, Missouri and is owned by the Company. In addition to these, the Company has, in total, 78 branch offices, of which 72 are located in the state of Missouri, five are located in the State of Illinois, and one is located in the State of Kansas. 39 of these offices are located in the St. Louis metropolitan area of which 27 branches are owned by the Company and 12 are leased. The leases expire from 1995 through 2010. Nine of these offices are located in the Kansas City metropolitan area of which four branches are owned by the Company and five are leased. The leases expire from 1997 to 2014. The remaining 30 offices are located in Staunton, Illinois and Pittsburg, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Lamar, and Joplin(2). 23 of these offices are owned by the Company and seven offices are leased. The leases expire from 1995 through 2009. The Company's net investment in its home and branch offices, premises, equipment, and leaseholds was $53.5 million at December 31, 1994.

Item 3.  Legal Proceedings

As a result of the acquisition of Farm & Home which was completed in June 1994 the Company and its subsidiary have become successor to certain legal proceedings which involved Farm & Home. The following is a discussion of such proceedings.

Southbend Subdivision Prior to 1985, the Southbend Subdivision was developed by Farm & Home Savings and a co-developer on property owned by Farm & Home Savings adjacent to a toxic waste disposal site near Houston, Texas (the Brio Site). As a result of action by the U.S. Environmental Protection Agency (the EPA), a task force made up of eleven major corporations that contributed waste to the site (the Brio Site Task Force) agreed in 1989 to remediate the Brio Site, including any off-site contamination related to the Brio Site. Recently, EPA has reevaluated the planned remediation and it is not known at this time when a final plan will be approved. However, it is anticipated that once a final plan is approved, the Brio Site Task Force will be responsible for carrying out the planned remediation. Neither Farm & Home nor Farm & Home Savings has ever been a member of the Brio Site Task Force, nor has the EPA, to date, designated either of them a "potentially responsible party" with respect to the Brio Site.

Pursuant to a Release and Settlement Agreement entered into in May 1987 (the 1987 Settlement Agreement), United States Fire Insurance Company, North River Insurance Company, and Commonwealth Lloyds Insurance Company of Texas (the Insurance Companies) have been defending and indemnifying Farm & Home Savings against certain personal injury and property damage claims made by homeowners, children, and others which arose out of the proximity of the Southbend Subdivision to the Brio Site (the Claims).

The 1987 Settlement Agreement resolved certain insurance coverage issues raised by both Farm & Home Savings and the Insurance Companies with respect to Farm & Home Savings' involvement in the development of the Southbend Subdivision, and bad faith allegations asserted by Farm & Home Savings against the Insurance Companies related to their handling of the defense of the Claims. The 1987 Settlement Agreement provided that in consideration of Farm & Home Savings' payment to the Insurance Companies of $12.5 million, the Insurance Companies would defend and pay on behalf of Farm & Home Savings all damages and settlements (without limitation as to dollar amount) arising out of past, present, and future claims and demands in connection with the Southbend Subdivision's proximity to the Brio Site, and also arising out of, resulting from, or relating to the alleged hazardous wastes at the Brio Site.

Past settlements of the Claims have been paid by the Insurance Companies under the 1987 Settlement Agreement. There are additional claims, involving approximately 1,200 claimants, still pending against Farm & Home Savings arising out of its involvement in the Southbend Subdivision, and it is likely that in the future additional claims will be filed by others. However, Farm & Home Savings believes that all such claims are the responsibility of the Insurance Companies under the 1987 Settlement Agreement and the 1993 Settlement Agreement discussed below.

During the summer of 1992, a dispute arose between Farm & Home Savings and the Insurance Companies as to whether Farm & Home Savings was required to assist the Insurance Companies in funding certain settlements which were negotiated by the Insurance Companies, including the funding the Insurance Companies' proposed purchase of homes in the Southbend Subdivision to avoid future claims and suits. This dispute led to the Insurance Companies filing suit against Farm & Home Savings in the District Court of Harris County, Texas (the Texas Suit), and Farm & Home Savings filing suit against the Insurance Companies in the U. S. District Court for the Western District of Missouri (the Missouri Suit). Farm & Home Savings claimed that the 1987 Settlement Agreement made the Insurance Companies fully responsible for all claims against Farm & Home associated with its development of the Southbend Subdivision adjacent to the Brio Site, including any settlement and home purchase agreements negotiated by the Insurance Companies. The Insurance Companies disputed this view, alleging Farm & Home Savings was required to fund the home purchase program pursuant to a cooperation clause in the 1987 Settlement Agreement. Farm & Home Savings also alleged bad faith insurance practices by the Insurance Companies.

On March 30, 1993, Farm & Home Savings and the Insurance Companies entered into an agreement (the 1993 Settlement Agreement and, together with the 1987 Settlement Agreement, the Settlement Agreements) to resolve the Missouri Suit and the Texas Suit. Under the 1993 Settlement Agreement, the parties affirmed that the 1987 Settlement Agreement remains in full force and effect. Additionally, the Insurance Companies agreed to assume the exclusive obligation and responsibility for their ongoing program of acquiring residential lots and homes in the Southbend Subdivision and to defend and indemnify Farm & Home Savings from all claims arising from or related to the purchase program. The 1993 Settlement Agreement also provides that the Insurance Companies will no longer make, and will not require Farm & Home Savings to make, demands against Farm & Home Savings' other insurance carriers for claims covered by the 1987 Settlement Agreement. In return, Farm & Home Savings agreed to pay the Insurance Companies a total of $9.7 million over four years, of which $3.5 million already has been paid, $2.0 million is to be paid upon each of the next two anniversaries of the date of the first payment and the final payment of $2.2 million is to be paid upon the fourth anniversary. Farm & Home's costs associated with the 1993 Settlement Agreement have been reflected in the consolidated financial statements for the year ended December 31, 1992. The Insurance Companies also agreed to accept a transfer, to their designee, of real estate owned by Farm & Home Savings in the Southbend Subdivision, as well as a receivable from the municipal utility district in favor of Farm & Home Savings. Farm & Home Savings retained ownership of certain unplatted and undeveloped real estate adjacent to the Southbend Subdivision and the Brio Site. As provided in the 1993 Settlement Agreement, the Missouri Suit and the Texas Suit were dismissed with prejudice.

The pending lawsuits include claims of certain adults and minors who allege that they were residents and/or homeowners of the Southbend Subdivision or attended Weber Elementary School, which was located in the Southbend Subdivision. (In each case Farm & Home Savings is a co-defendant along with the member corporations of the Brio Site Task Force as well as a developer and certain home builders.) The Insurance Companies have not disputed that these Claims are covered by the 1987 Settlement Agreement. In addition, however, certain of the plaintiffs in several of the pending lawsuits are alleged to be residents and/or homeowners of a subdivision (Sageglen) which is in the proximity of the Southbend Subdivision and the Brio Site, and several claims appear to be based upon alleged attendance at unidentified learning facilities (apparently in addition to the Weber Elementary School) and/or use of little league facilities located outside of the Southbend Subdivision but in close proximity to, or on, the Brio Site (the Newly-Asserted Claims). The Insurance Companies have notified Farm & Home Savings that they take the position that they are not obligated under the 1987 Settlement Agreement to defend or indemnify Farm & Home Savings with respect to the Newly-Asserted Claims. Farm & Home Savings believes that pursuant to the 1987 Settlement Agreement, the Insurance Companies are obligated to defend and indemnify Farm & Home Savings as to all claims which may be made in these lawsuits. To date, the Insurance Companies are defending all of the pending lawsuits and have not taken any action to limit their defense of Farm & Home's Savings, other than to notify Farm & Home Savings as referred to above. To its knowledge, Farm & Home Savings was not involved in the development of Sageglen or the little league facilities. Farm & Home Savings believes that based on the history of the Claims, these lawsuits will involve claims for substantial money damages, but that the outcome of these lawsuits, as well as a reasonable estimate of Farm & Home Savings' liability, if any (without regard to its rights to indemnification by the Insurance Companies under the 1987 Settlement Agreement), cannot be assessed at this time.

As a result of this dispute between Farm & Home Savings and the Insurance Companies as to whether the Insurance Companies are required to defend and indemnify Farm & Home Savings against the Newly-Asserted Claims, Farm & Home and Farm & Home Savings filed suit on November 3, 1993 against the Insurance Companies and Crum & Forster, Inc. (Crum & Forster), the parent corporation of each of the Insurance Companies, in the U.S. District Court for the Western District of Missouri, Southwestern Division (the Declaratory Judgement Suit).
In the Declaratory Judgement Suit, Farm & Home and Farm & Home Savings requested the Court to issue a declaratory judgement seeking a declaration of Farm & Home Savings' rights and the Insurance Companies' obligations under the Settlement Agreements, as well as an order of specific performance enforcing all of the terms of the Settlement Agreements against the Insurance Companies. Farm & Home and Farm & Home Savings requested the Court to issue a judgement declaring that, pursuant to the Settlement Agreements, the Insurance Companies are obligated (i) to defend Farm & Home Savings against such claims, (ii) to pay the full amount of any settlement by the Insurance Companies or any final judgement resulting from such claims, and (iii) to pay all damages and costs for which Farm & Home Savings may become responsible as a result of such claims. In addition, Farm & Home and Farm & Home Savings requested the Court to issue a judgement declaring that the Insurance Companies' obligations to defend and indemnify Farm & Home Savings are not limited exclusively to claims regarding property, personal injury, and/or activity located or occurring within the Southbend Subdivision but rather to "claims, demands, or causes of action to be filed or which may be asserted in the future arising out of the alleged hazardous wastes at the Brio Site," including the Newly-Asserted Claims. Farm & Home and Farm & Home Savings also alleged that, as a result of Crum & Forster's and the Insurance Companies' breach of their duty to exercise good faith and to deal fairly with Farm & Home Savings, Farm & Home and Farm & Home Savings were damaged and therefore requested a judgement in an amount to satisfy such damages to be established by the evidence at trial.

On January 17, 1994, the Insurance Companies filed an Answer and Counterclaim which denied Farm & Home's allegations in the Declaratory Judgement Suit (including a denial on behalf of Crum & Forster that it has any obligation under the 1987 Settlement Agreement), requested a declaration that the Insurance Companies had no duty to defend or indemnify Farm & Home or Farm & Home Savings for the Newly-Asserted Claims, and seeks reimbursement for unspecified attorneys' fees, litigation expenses, and defense costs which the Insurance Companies have incurred, and to grant other relief to the Insurance Companies. The Answer and Counterclaim further seeks a declaration of obligations of the Insurance Companies with respect to defending and indemnifying Farm & Home and Farm & Home Savings for claims that do not arise out of the proximity of Southbend Subdivision to the Brio Site.

Most recently Farm & Home has filed a motion for partial summary judgement seeking a determination as a matter of law that the Insurance Companies are obligated under the 1987 Settlement Agreement to fully defend and indemnify all of the pending claims and lawsuits. In response to Roosevelt's motion (as successor of Farm & Home) the Insurance Companies have filed a cross-motion for summary judgement and alternatively a motion to dismiss or stay the Declaratory Judgement Suit. Crum & Forster has filed a separate summary judgement motion asking the court to find as a matter of law that it has no responsibilities under the 1987 Settlement Agreement. The Insurance Companies summary judgement motion seeks a ruling that the 1987 Settlement Agreement provides coverage to Farm & Home only for claims arising "within the Southbend Subdivision". Alternatively, the Insurance Companies assert that they are defending all pending claims and lawsuits and have no present intention of withdrawing that defense. Consequently, they have requested that the court stay or dismiss Farm & Home's suit for declaratory judgement on the grounds that it is premature. Farm & Home has responded to the motions for summary judgement and opposed the motion to dismiss or stay the action on the grounds that the Insurance Companies declared interpretation of the 1987 Settlement Agreement creates a clear dispute and is contrary to the intent of the parties as expressed in the agreement. The outcome of these motions and this suit cannot be assessed at this time.

While the outcome of the Claims cannot be predicted with certainty, based upon consultation with outside counsel, it is the belief of Roosevelt that the Insurance Companies, under the Settlement Agreements, are responsible for the payment of all Claims and, therefore, that the risk of significant loss to the Company as a result of such Claims would be remote.

With regard to the Newly-Asserted Claims, and any future claims against Farm & Home Savings (or against Roosevelt as successor) as to which coverage may be disputed by the Insurance Companies, if the pending Declaratory Judgement Suit against the Insurance Companies and Crum & Forster is unresolved or is unsuccessful, Roosevelt may be required to fund the defense of such claims and might choose to contribute toward their settlement or might suffer an adverse judgement. However, while the magnitude of any such claims could be substantial, and the outcome of such potential litigation cannot be predicted with certainty, the Company believes that the risk of their being held primarily liable for any such claims remote.

In addition, the Company and its subsidiaries are involved as plaintiff or defendant in various other legal actions arising in the course of their businesses. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol RFED. For a description of certain limitations on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 23 of the Notes to Consolidated Financial Statements. The following table, adjusted for the 200% stock dividend, sets forth the high, low, and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for the last two fiscal years.

                                                     Stock Price
                                      -----------------------------------------
Common Stock Data                        High          Low    Close   Dividends
                                         ----          ---    -----   ---------
1994
 First quarter......................  $15.833      $13.917  $14.750       $0.10
 Second quarter.....................   18.250       14.328   16.000        0.11
 Third quarter......................   17.375       16.000   16.688        0.11
 Fourth quarter.....................   16.875       12.750   15.000        0.11

1993
 First quarter......................  $13.333      $ 9.375  $13.083       $0.07
 Second quarter.....................   15.500       12.333   14.250        0.08
 Third quarter......................   15.500       13.167   15.333        0.08
 Fourth quarter.....................   16.167       13.417   14.250        0.08

Roosevelt had 4,424 stockholders of record as of December 31, 1994.

Item 6.  Selected Financial Data
                        ROOSEVELT FINANCIAL GROUP, INC.
                               FIVE-YEAR SUMMARY
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

  At or for the year ended December 31,              1994(4)         1993            1992          1991             1990
                                                 ------------   -------------    ------------  -------------   -------------
  (dollars in thousands, except per share data)
Summary of Financial Condition
  Total assets.................................   $8,431,866      $7,595,161      $6,038,732   $  5,756,199      $5,822,056
  Mortgage-backed and investment grade
   securities held for trading.................           --         155,291         405,779        376,015         135,276
  Mortgage-backed securities available
   for sale....................................    1,656,563       1,538,210              --             --              --
  Mortgage-backed securities held for sale.....           --              --         518,307         50,844              --
  Mortgage-backed securities held to maturity..    3,119,289       2,589,789       2,119,262      2,287,039       3,048,981
  Loans receivable, net........................    3,072,151       2,671,810       2,349,770      2,259,867       1,902,591
  Savings deposits.............................    4,899,389       5,081,496       4,301,260      4,184,323       4,085,083
  Other borrowings.............................    2,935,725       1,921,096       1,264,904      1,195,838       1,377,177
  Subordinated notes...........................       27,724          54,565          54,250         26,619              --
  Stockholders' equity.........................      441,626         378,462         288,545        254,396         282,877
Summary of Operations
  Total interest income........................   $  533,286      $  486,940      $  439,173   $    503,801      $  536,263
  Total interest expense.......................      347,574         321,490         314,728        394,315         440,978
  Provision for losses on loans................       12,432             706           2,648          2,695           3,976
                                                  ----------      ----------      ----------   ------------      ----------
  Net interest income after provision for
     losses on loans...........................      173,280         164,744         121,797        106,791          91,309
                                                  ----------      ----------      ----------   ------------      ----------
  Net gain (loss) from financial instruments...      (10,660)         10,646          11,394            374          (6,415)
  Loan servicing fees (costs),net..............        7,359         (11,145)          8,392         11,191           4,716
  Gross profit-insurance agency................        6,538           5,737           4,347          3,159           2,612
  Retail banking fees..........................        8,682           6,260           4,870          3,150           2,519
  Other........................................        5,337           2,759           1,790          5,337          (1,076)
                                                  ----------      ----------      ----------   ------------      ----------
       Total noninterest income (loss).........       17,256          14,257          30,793         23,211           2,356
                                                  ----------      ----------      ----------   ------------      ----------
       Total noninterest expense...............      115,576          98,598         100,452         87,994          88,275
                                                  ----------      ----------      ----------   ------------      ----------
  Income before income tax expense,
     extraordinary item, and cumulative
     effect of change in accounting principles.       74,960          80,403          52,138         42,008           5,390
  Income tax expense...........................       25,384          27,134          17,887         14,612              77
  Extraordinary item, net......................       (7,849)         (1,908)         (3,796)        (1,662)             --
  Cumulative effect of change in accounting
    principles.................................           --          (6,489) (1)         --        (16,321) (2)         --
                                                  ----------      ----------      ----------   ------------      ----------
  Net income...................................   $   41,727      $   44,872      $   30,455   $      9,413      $    5,313
                                                  ==========      ==========      ==========   ============      ==========
  Net income (loss) attributable to
    common stock...............................   $   36,543      $   41,057      $   28,866   $      5,029      $      (68)
                                                  ==========      ==========      ==========   ============      ==========
Per Share Data:
  Primary earnings per share:
     Income before extraordinary item and
       cumulative effect of change
       in accounting principles................   $     1.17      $     1.54      $     1.09   $       1.09      $     0.21
  Extraordinary item...........................        (0.21)          (0.06)          (0.13)         (0.06)             --
  Cumulative effect of change in
    accounting principles......................           --           (0.20)             --          (0.65)             --
                                                  ----------      ----------      ----------   ------------      ----------
      Net income...............................   $     0.96      $     1.28       $     0.96   $       0.38      $     0.21
                                                  ==========      ==========      ==========   ============      ==========
Fully-diluted earnings per share:
  Income before extraordinary item and
    cumulative effect of change
    in accounting principles...................   $     1.17      $     1.32      $     0.99   $       1.09      $     0.21
  Extraordinary item...........................        (0.21)          (0.05)          (0.11)         (0.06)             --
  Cumulative effect of change in
   accounting principles.......................           --           (0.16)             --          (0.65)             --
                                                  ----------      ----------      ----------   ------------      ----------
     Net income................................   $     0.96      $     1.11      $     0.88   $       0.38      $     0.21
                                                  ==========      ==========      ==========   ============      ==========
Pro forma amounts assuming the change in
  accounting principle is applied
  retroactively (2):
      Net income...............................          N/A             N/A             N/A   $     25,734      $    5,844
                                                  ==========      ==========      ==========   ============      ==========
      Earnings per share.......................          N/A             N/A             N/A   $       1.03      $     0.23
                                                  ==========      ==========      ==========   ============      ==========
Other Data:
  Ratio of net interest income to general
     and administrative expense................         1.67x (3)       1.82x           1.55x          1.44x           1.26x
  Effective net spread during the period.......         2.29%           2.40%           2.32%          2.01%           1.73%
  Nonperforming assets to total assets,
    end of period..............................         0.41            0.46            0.78           0.89            1.08
  Return on assets (ratio of net income to
    average total assets)......................         0.49(3)         0.61            0.54           0.16            0.09
  Return on equity (ratio of net income to
    average stockholders' equity)..............        10.30(3)        12.86           11.11           3.55            1.88
  Equity-to-assets ratio (ratio of average
    stockholders' equity to average total
    assets)....................................         4.80            4.75            4.84           4.64            5.00
  Cash dividends per share of common stock.....   $     0.43      $     0.31      $     0.21   $       0.20      $     0.27
  Dividend on common stock payout ratio
    (dividends paid per share of common stock
    divided by primary net income per share)...        44.79% (3)      18.72%          18.63%         90.41%            N/M
  Book value per share, end of year............   $     9.79    $       9.18      $     9.29   $       8.67      $     8.32


(1) During December, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on a prospective basis. As a result, the Company recorded a $ 6.5 million charge, net of applicable income taxes, as a cumulative effect of a change in accounting principle to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. See Note 1 of the Notes to Consolidated Financial Statements.

(2) During 1991, the Company changed its method of amortizing cost in excess of fair value of net assets acquired. Prior to 1991, Roosevelt amortized the cost in excess of fair value of net assets acquired (goodwill) on a straight line basis over a 15 year life. On January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 72 "Accounting for Certain Acquisitions of Banking and Thrift Institutions" and amortizes goodwill over the life of the long term interest bearing assets acquired. Such adoption was allowed as a result of FASB EITF (89-19) which permitted retroactive application for purchase business combinations that occurred prior to the issuance of SFAS No. 72. The Company recorded a $16.3 million cumulative effect of a change in accounting principle in 1991.

(3) Includes $57.3 million net expense (net of income tax benefit) of merger related expenses as a result of the acquisition of Farm & Home. Such merger related expenses included $11.4 million in provision for losses on loans, $38.4 million of net loss from financial instruments, $3.7 million in provision for real estate losses, $6.3 million in compensation and employee benefits, occupancy expense of $5.9 million, transaction related fees of $7.0 million, and $1.8 million of other expenses. This amount was reduced by the income tax effect of $25.0 million. An extraordinary item totaling $7.8 million was recorded related to the early extinguishment of debt. Also included are gains resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $39.5 million ($25.1 million, net of income taxes). Not including the aforementioned charges and gains for 1994, the ratio of net interest income to general and administrative expense would have been 2.08x, return on assets would have been 0.96%, return on equity would have been 20.01%, and the dividend on common stock payout ratio would have been 18.40%.

(4) Consolidated financial statements for 1994 have been restated to reflect the cessation of deferral accounting, from the inception of the hedge, in March 1994 with respect to then existing financial future contracts utilized to reduce the interest rate risk of certain mortgage-backed securities in the Company's available for sale portfolio. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ROOSEVELT FINANCIAL GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     General

     Roosevelt Financial Group, Inc. (the Company) is the holding company for Roosevelt Bank, a federal savings bank (the Bank). Effective December 30, 1988, the Bank became a wholly owned subsidiary of the Company. In June 1988, Roosevelt Federal Savings and Loan Association converted from a federal savings and loan association to a Federal savings bank and changed its name to Roosevelt Bank, a federal savings bank.

     The business of the Company consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to acquire real estate loans and mortgage-backed securities to perform loan servicing functions for others and to provide other retail banking services to savings customers.

     The Company continued its acquisition strategy in 1994 and 1993. During 1994 two major acquisitions were completed. First, on April 22, 1994 the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Pursuant to the merger agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in the recording of a tax deductible intangible asset related to the deposit accounts of approximately $13.8 million.

     Second, on June 30, 1994. the Company completed the acquisition of Farm & Home Financial Corporation (Farm & Home) with assets totaling $3.1 billion. In addition as of such date, Farm & Home Savings Association, a Missouri stock savings and loan association merged with and into Roosevelt Bank, a federal savings bank. Pursuant to the Merger Agreement, each holder of the common stock of Farm & Home, par value $.01 per share, received 2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares of common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for the periods presented.

     During 1993 two major acquisitions were completed. First, on June 11, 1993, the Company completed the acquisition of the Missouri retail banking franchise of First Nationwide Bank of San Francisco, California (First Nationwide). The Company received net cash totaling approximately $588.1 million. Gross proceeds totaled $595.1 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $7.0 million, which was paid by the Company for the acquisition of certain loans made by First Nationwide, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and an intangible asset related to the deposit accounts of approximately $75,000.

     Second, on November 8, 1993, the Company completed the acquisition of the 17 eastern Missouri retail banking branches of Savings of America. The Company received net cash totaling approximately $709.4 million. Gross proceeds totaled $733.3 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $23.9 million, which was paid by the Company for the acquisition of certain loans made by Savings of America, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and a tax deductible intangible asset related to the deposit accounts of approximately $7.7 million.

     The Company (under the pooled company previously known as Farm & Home Financial Corporation) has sold and exchanged certain deposits and branch facilities during 1994 and 1993 and 1992. See Note 2 of the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

     Capital Ratios

     The capital regulations of the Office of Thrift Supervision (OTS) require institutions to maintain tangible capital equal to 1.5% of adjusted total assets, and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted assets. These capital requirements must be no less stringent than those applicable to national banks. General loan loss reserves totaling approximately $19.9 million are included as capital for purposes of meeting the risk-based capital requirements.

     The Bank's compliance at December 31, 1994 with the fully phased-in requirements is illustrated as follows:

                             Regulatory
                             Requirement      Bank's Capital    Excess Capital
    Capital                ----------------  ----------------  ----------------
    Standard               Amount  Percent   Amount  Percent   Amount  Percent
    --------               ------  --------  ------  --------  ------  --------
                                          (dollars in millions)

     Tangible Capital....    $125     1.50%    $461     5.51%    $336     4.01%
     Core Capital........     251     3.00      464     5.54      213     2.54
     Risk-based Capital..     258     8.00      481    14.90      223     6.90



     In 1991 the OTS issued for public comment a proposal to amend its minimum regulatory requirements by revising the core capital ratio. However, under the proposal only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate at or near the regulatory minimum core or leverage ratio of 3.0%. For all other savings associations the minimum core capital ratio will be 4.0% to 5.0%. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS' supervisory judgment on a savings association's capital adequacy, both in terms of risk-based capital and the minimum leverage ratio, will continue to be based upon an assessment of the relevant factors present in each institution. The Company anticipates that when the regulation is finalized and effective, the Bank's minimum core capital requirement will be at least 4.0%. The Company is unable to determine, at this time, how much more than 4.0%, if any, the minimum requirement might be. Under the prompt corrective action regulations adopted by the OTS in December, 1992 the Bank must also maintain a core capital ratio of 4.0% to be considered adequately capitalized. See "Regulation --Regulatory Capital Requirements." At December 31, 1994 the Bank had a core capital ratio of 5.54%.


     Asset Quality

     Maintaining a low level of nonperforming assets is critical to the success of a financial institution. As the percentage of assets that are classified as nonperforming assets changes, so do expectations regarding interest income, potential provisions for losses and operating expenses incurred to manage and resolve these assets.

     The following table sets forth the amounts and categories of nonperforming assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Troubled-debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

                              NONPERFORMING ASSETS
                                 (in thousands)

                                                    December 31,   December 31,
                                                        1994           1993
                                                    -------------  -------------

     Nonaccruing loans............................       $ 7,561        $10,726
     Accruing loans delinquent more than 90 days..         5,080          4,416
     Troubled-debt restructurings.................         2,757          2,127
     Foreclosed assets............................        18,788         17,371
                                                         -------        -------
        Total nonperforming assets................       $34,186        $34,640
                                                         =======        =======
        Total as a percentage of total assets.....           .41%           .46%
                                                         =======        =======


     Nonperforming assets have decreased to $34.2 million or .41% of total assets at December 31, 1994 as compared to $34.6 million or .46% at December 31, 1993. A decrease in nonaccruing loans during 1994 more than offset the increase in the accruing loans delinquent more than ninety days, troubled-debt restructurings and foreclosed assets. The Company believes that based on an on-going asset classification process adequate allowances for loss on nonperforming loans and foreclosed assets have been
     established.   As of December 31, 1994 the allowance for loss for the
     various loan portfolios was approximately $22.9 million.

     Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $145.4 million (of which $30.4 million of the underlying collateral is either 90 days or more past due, in foreclosure or in REO), which were performing according to their contractual terms at December 31, 1994. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. However, a substantial deterioration during 1994 in the amount of loss absorption capacity provided by the subordinated classes resulting from losses on the disposition of underlying collateral of the securities in the form of REO properties causes the Company to be less certain about the ability of the securities to continue to perform according to their contractual terms. Should the Company conclude at some future date that in accordance with Statement of Financial Accounting Standards No. 115 it is probable that these securities will not continue to perform according to their contractual terms, a write-down to the securities' fair value would be required.

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

     Amount of Assets and Liabilities

     The total assets of the Company increased $836.7 million to $8.4 billion at December 31, 1994 from $7.6 billion at December 31, 1993. Such growth in total assets occurred partially through the acquisition of Home Bancorp which was completed on April 22, 1994. Loans receivable increased $453.2 million as a result of this transaction. Also, the mortgage-backed securities available for sale portfolio and the held to maturity portfolio together increased $647.9 million through net purchases. The increases in these portfolios were primarily in the form of adjustable rate mortgage-backed securities. Total liabilities increased $773.5 million to $8.0 billion at December 31, 1994 from

     $7.2 billion at December 31, 1993. Such liability increase occurred through a net increase totaling $450.9 million in FHLB advances and a net increase totaling $617.7 million in securities sold under agreements to repurchase. The increase in these liability sources was offset partially by a decrease in savings deposits totaling $182.1 million.

                             RESULTS OF OPERATIONS

     The Company's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest earning assets (loans, mortgage-backed securities, and investments) and the interest expense paid on its interest bearing liabilities (deposits and borrowings). Operating results also are significantly affected by provisions for losses on loans, noninterest income, and noninterest expense. Each of these factors is significantly affected not only by the Company's policies, but, to varying degrees, by general economic and competitive conditions and by policies of Federal regulatory authorities.

     The Company had net income for the year ended December 31, 1994 of $41.7 million, as compared to net income of $44.9 million and $30.5 million for the years ended December 31, 1993 and 1992. Net income for the year ended December 31, 1994 was impacted by gains resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $39.5 million ($25.1 million, net of income taxes). See "Results of Operations -- Net Gain (Loss) from Financial Instruments" and
     Note 16 of Notes to Consolidated Financial Statements. Additionally, net income for the year ended December 31, 1994 was impacted by merger related expenses which occurred during the three month period ended June 30, 1994 related to the acquisition of Farm & Home. The components of the merger related expenses (in millions) are as follows:

               Provision for Losses on Loans...........  $11.4
                                                         -----
               Net Loss from Financial Instruments.....   38.4
                                                         -----
               Provision For Real Estate Losses........    3.7
                                                         -----
               Compensation and Employee Benefits......    6.3
                                                         -----
               Occupancy...............................    5.9
                                                         -----
               Transaction Related Fees................    7.0
                                                         -----
               Other...................................    1.8
                                                         -----
                   Income before income tax expense
                     and extraordinary item............   74.5
                                                         -----
               Income Tax Expense......................   25.0
                                                         -----
                   Income before extraordinary item....   49.5
                                                         -----
               Extraordinary item (net of tax effect)..    7.8
                                                         -----
               Total...................................  $57.3
                                                         =====

     In connection with the acquisition of Farm & Home and a review of the combined loan portfolio, including the increased concentration of loans in various geographic areas, and after discussion with the OTS regarding the level of the allowance for loan losses as compared to a new peer group as a result of the dramatic increase in size, Company management recorded an $11.4 million addition to the allowance. Net loss from financial instruments totaled $38.4 million and included $25.6 million in loss from the sale of Farm & Home fixed-rate mortgage-backed securities that did not meet the Company's asset/liability management objectives. In addition, $8.9 million of the loss on financial instruments resulted from the cancellation of interest rate exchange agreements of Farm & Home.
     Provision for real estate owned totaled $3.7 million. As a result of the Company's desire to accelerate the disposition of Farm & Home's real estate owned portfolio, the Company increased its estimate of reserves required to record its real estate owned portfolio at its estimated fair value. Compensation and employee benefits expense totaled $6.3 million. This amount primarily related to the severance benefits for the Farm & Home executives and the Missouri and Texas employees whose employment did not continue with the combined entity after June 30, 1994. Occupancy expense totaled $5.9 million and was comprised of losses on the termination of eleven facility leases, including the write-off of leasehold improvements associated with the leases, and anticipated losses on the sale of two closed branch facilities. Transaction related fees totaled $7.0 million and included advisory, legal, and accounting fees. Other expenses totaled $1.8 million and related to other miscellaneous costs such as printing, travel and lodging.

     The extraordinary item related to early extinguishment of debt and totaled $7.8 million, net of applicable income taxes. The Company recorded a $4.6 million loss due to the retirement of $60.9 million of the Company's 10.125% mortgage-backed bonds. A loss of $2.6 million was recorded as a result of the redemption of Farm & Home's

     13.0% debentures. Additionally, a loss of $637,000 was recorded as a result of the prepayment of $101.0 million of Federal Home Loan Bank advances.

     Net income for the years ended December 31, 1993 and 1992 were impacted by $27.1 million and $7.5 million, respectively of additional amortization of purchased mortgage servicing rights as a result of significant loan prepayments during these periods. The return on equity increased to 20.01% (excluding merger related expenses) for the year ended December 31, 1994 compared to 12.86% and 11.11% for the years ended December 31, 1993 and 1992, respectively.

     Net Interest Income

     Net interest income increased $20.2 million to $185.7 million for the year ended December 31, 1994 when compared to $165.5 million for the year ended December 31, 1993. Net interest income increased $56.4 million as a result of a 17.7% increase in the volume of interest-earning assets and a 17.6% increase in the volume of interest-bearing liabilities of the Company during 1994. The factor of rate resulted in a decrease in net interest income of $36.2 million. Such decrease is attributable to the effect of a narrower effective spread in the Company's marginal growth in interest-earning assets and interest-bearing liabilities.

     Net interest income increased $41.0 million to $165.5 million for the year ended December 31, 1993 when compared to $124.5 million for the year ended December 31, 1992. Net interest income increased $52.7 million as a result of approximately a 28.0% increase in the volume of interest-earning assets and a 26.9% increase in the volume of interest-bearing liabilities of the Company during 1993. The factor of rate resulted in a decrease in net interest income of $11.7 million. Such decrease was the result of a continued decline in market interest rates which began in 1991 and the effect of a narrower effective net spread in the Company's growth during 1993.

     Interest Income

     Interest income on loans receivable decreased $1.4 million to $206.5 million for the year ended December 31, 1994 when compared to $207.9 million for the year ended December 31, 1993. Such decrease, while not significant, was primarily due to a decrease in the yields received on loans receivable not being offset by an increase in interest income as a result of an increase in the average balance outstanding. Interest income on loans receivable decreased $2.6 million to $207.9 million for the year ended December 31, 1993 when compared to $210.5 million for the year ended December 31, 1992. Such decrease, while not significant, was the result of an overall decrease in the yields received on loans receivable for 1993 which was not offset by an increase in interest generated through the increase in the average balance of loans receivable outstanding during 1993.

     Interest income on mortgage-backed securities held to maturity decreased $28.2 million to $172.6 million for the year ended December 31, 1994 when compared to $200.8 million for the year ended December 31, 1993. Interest income on mortgage-backed securities held to maturity decreased $24.1 million as a result of a decrease in the average yield on such securities when comparing the 1994 period to the 1993 period. Interest income on such securities decreased $4.1 million as a result of a decrease in the average balance of mortgage-backed securities held to maturity outstanding when comparing the 1994 period to the 1993 period. Interest income on mortgage-backed securities held to maturity increased $23.5 million to $200.8 million for the year ended December 31, 1993 when compared to $177.3 million for the year ended December 31, 1992. Interest income on mortgage-backed securities held to maturity increased $65.5 million for 1993 as a result of a 36.9% increase in the average balance of such securities outstanding. Such increase was partially offset by $42.0 million due to a decrease in the yields on such securities when comparing the 1993 period to the 1992 period.

     Interest income on mortgage-backed securities available for sale totaled $128.0 million for the year ended December 31, 1994. The Company did not have interest income from mortgage-backed securities available for sale in 1993 and 1992 as such securities were not classified as available for sale until the adoption of SFAS No. 115 on December 31, 1993.

     Interest income on mortgage-backed securities held for sale increased $35.2 million to $38.9 million for the year ended December 31, 1993 when compared to $3.7 million for the year ended December 31, 1992. This increase was due primarily to a 694.9% increase in the average balance outstanding during 1993. An increase in the yields received on such securities during 1993 increased interest income to a lesser extent. For the year ended December 31, 1994 the Company had not classified securities as held for sale.

     Interest income on mortgage-backed securities held for trading decreased $13.0 million to $6.5 million for the year ended December 31, 1994 as compared to $19.5 million for the year ended December 31, 1993. The decrease in interest income was due primarily to a decrease in the average balance of mortgage-backed securities held for trading outstanding during 1994. During the three month period ended September 30, 1994 the Company had determined that it could not support the portfolio turnover ratios required to classify investments as held for trading. Effective July 1, 1994 the securities within the trading portfolio were transferred to the available for sale portfolio at the estimated fair value of the securities which were held. Interest income on mortgage-backed securities held for trading decreased $639,000 to $19.5 million for the year ended December 31, 1993 as compared to $20.2 million for the year ended December 31, 1992. Such decrease was due primarily to a decrease in the average balance outstanding of mortgage-backed securities held for trading during the 1993 period when compared to the 1992 period which was not offset by an increase in the yields received on such securities.

     The underlying market value of the Company's mortgage-backed securities portfolio fluctuates in value as a result of changes in the overall level of market rates resulting in either unrealized gains or losses. See "Notes To Consolidated Financial Statements"--Footnote (5), Mortgage-Backed Securities.

     The Company is impacted by the fluctuating market values only in its available for sale portfolio, as such portfolio is recorded at fair value with unrealized holding gains or losses, net of related income tax effect, recognized as a separate component of stockholders' equity. The Company's held to maturity portfolio is not impacted as the Company has the ability and intent to hold these securities to maturity.

     Interest income on investment securities held to maturity increased $1.6 million to $6.5 million for the year ended December 31, 1994 compared to $4.9 million for the year ended December 31, 1993. Interest income increased $2.9 million as a result of an increase in the average balance of investment securities held to maturity outstanding during 1994. A decrease in the yields received on investment securities held to maturity decreased interest income $1.3 million. Interest income on investment securities held to maturity decreased $7.3 million to $4.9 million for the year ended December 31, 1993 compared to $12.2 million for the year ended December 31, 1992. This decrease was primarily the result of a decrease in the average balance outstanding of investment securities held to maturity during 1993.

     Interest income on investment securities available for sale decreased $1.6 million to $1.2 million for the year ended December 31,1994 as compared to $2.8 million for the year ended December 31, 1993. Such decrease was due primarily to a decrease in the average balance outstanding of investment securities available for sale during 1994. The Company did not have any investment securities classified as such at December 31, 1994. Interest income on investment securities available for sale for the year ended December 31, 1993 totaled $2.8 million. The year 1993 was the first year the Company had classified investment securities as such.

     Interest income on securities purchased under agreements to resell decreased $1.2 million to $887,000 for the year ended December 31, 1994 when compared to $2.1 million for the year ended December 31, 1993. This decrease is due primarily to a decrease in the average balance outstanding of securities purchased under agreements to resell during 1994. Interest income on securities purchased under agreements to resell decreased $5.1 million to $2.1 million for the year ended December 31, 1993 when compared to $7.2 million for the year ended December 31, 1992. This decrease is due primarily to a decrease in the average balance outstanding of securities purchased under agreements to resell during 1993 and, to a lesser extent, a decrease in the yields received during 1993.

     Other interest income increased $1.1 million to $11.1 million for the year ended December 31, 1994 compared to $10.0 million for the year ended December 31, 1993. This increase was due primarily to an increase in the yields received on the investments included in this category which are primarily FHLB stock and interest bearing cash balances. Such increase was somewhat offset by a 21.3% decrease in the average balance outstanding of such investments during 1994. Other interest income increased during 1993 as a result of an increase in the average balance of FHLB stock outstanding when compared to the 1992 period. A decrease in the yields received on other investments during 1993 decreased interest income to a lesser extent.

     Interest Expense

     Interest expense on savings deposits increased $7.6 million to $200.2 million for the year ended December 31, 1994 as compared to $192.6 million for the year ended December 31, 1993. Such gross increase of $20.6 million was primarily due to the increase in the average balance of savings deposits outstanding during 1994 as a result of the acquisition of Home Federal's savings deposits totaling $468.9 million in April, 1994. Such increase was offset somewhat by a $13.0 million decrease in savings deposits interest expense as a result of decision to seek alternate funding sources during 1994 when the Company considered such alternatives less expensive. Interest expense on savings deposits decreased $22.9 million to $192.6 million for the year ended December 31, 1993 as compared to $215.5 million for the year ended December 31, 1993. The gross increase in interest expense in savings deposits as a result of volume totaling $20.0 million was due primarily to the increase in the average balance of savings deposits outstanding as a result of the acquisition of the savings deposits of First Nationwide Bank and Savings of America during 1993 and, to a lesser extent, the impact of acquisitions completed in 1992. Such gross increase was impacted by a $42.9 million decrease in interest expense on savings deposits as a result of a general decline in the interest rates paid during 1993.

     Interest expense on advances from the Federal Home Loan Bank increased in total $46.4 million to $75.8 million for the year ended December 31, 1994 when compared to $29.4 million for the year ended December 31, 1993. A portion of such increase totaling $36.3 million is due primarily to a 123.4% increase in the average balance of advances from the Federal Home Loan Bank outstanding as the Company sought alternative funding sources during 1994. Interest expense on advances from the Federal Home Loan Bank increased $10.0 million for the year ended December 31, 1994 as a result of increases in interest rates when compared to the year ended December 31, 1993. Interest expense on advances from the Federal Home Loan Bank increased $17.2 million to $29.4 million for the year ended December 31, 1993 when compared to $12.2 million for the year ended December 31, 1992. The gross increase as a result of volume of $34.4 million was due to a significant increase in the average balance outstanding of Federal Home Loan Bank advances during 1993. Interest expense decreased $17.1 million during 1993 as a result of a decrease in the interest rates paid when compared to 1992.

     Interest expense on securities sold under agreements to repurchase increased $5.5 million to $53.3 million for the year ended December 31, 1994. This increase was due to an increase in the rates paid during 1994 as compared to the 1993 period. A 6.6% decrease in the average balance outstanding of securities sold under agreements to repurchase caused a decrease to interest expense to a lesser extent. Interest expense on securities sold under agreements to repurchase increased $24.1 million to $47.8 million for the year ended December 31, 1993 when compared to $23.7 million for the year ended December 31, 1992. The increase as a result of volume of $20.5 million is due primarily to an increase in the average balance of securities sold under agreements to repurchase outstanding during 1993. An increase in the rates paid on such instruments during 1993 increased interest expense by $3.6 million.

     Interest expense on interest rate exchange agreements, net decreased to $8.5 million for the year ended December 31, 1994 when compared to $32.0 million for the year ended December 31, 1993. A decrease totaling $17.5 million for 1994 was primarily the result of an increase in the rates received by the Company relative to the rates paid by the Company which resulted in decreased costs of these agreements. Decreases in interest expense totaling $6.0 million resulted from a lesser amount of interest rate exchange agreements outstanding during 1994. Interest expense on interest rate exchange agreements, net decreased to $32.0 million for the year ended December 31, 1993 when compared to $36.6 million for the year ended December 31, 1992. A decrease in interest expense on interest rate exchange agreements totaling $7.0 million as a result of a lesser amount of such agreements outstanding during 1993 was not offset by $2.4 million which was the result of a greater decline in the rates received by the Company relative to the decline in the rates paid by the Company during 1993.

     Interest expense on subordinated notes decreased to $5.3 million for the year ended December 31, 1994 when compared to $7.1 million for the year ended December 31, 1993. Such decrease is due primarily to the early redemption of $31.0 million par amount of 13% subordinated notes during 1994. Interest expense on subordinated notes increased to $7.1 million for the year ended December 31, 1993 when compared to $5.4 million for the year ended December 31, 1992. Such increase was due primarily to the subordinated notes issued by the Company in July, 1992 being outstanding for all of 1993.

     Interest expense on mortgage-backed bonds decreased to $4.5 million for the year ended December 31, 1994 when compared to $12.6 million and $21.3 million for the years ended December 31, 1993 and 1992, respectively. This decline is attributable to a decrease in the amount of mortgage-backed bonds outstanding due to maturities, repurchases, and defeasances of mortgage-backed bonds by the Company.

The following table presents at the date and for the periods indicated, the Company's average interest-earning assets, average interest-bearing liabilities, interest income and expense, and average rates earned and paid. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.

                                                                        Year Ending December 31
                                     ----------------------------------------------------------------------------------------------
                                                   1994                           1993                             1992
                                     -----------------------------  -------------------------------  ------------------------------
                                                 Interest                       Interest                         Interest
                                      Average    Income/  Average    Average    Income/    Average    Average    Income/   Average
                                      Balance    Expense   Rate %    Balance    Expense    Rate %     Balance    Expense    Rate %
                                     ----------  -------  --------  ----------  --------  ---------  ----------  --------  --------
                                                                        (dollars in millions)
Assets:
Interest earning assets:
  Loans receivable (1) (2).........    $2,922.9   $206.5     7.06%    $2,611.6    $207.9      7.96%    $2,290.8    $210.5     9.19%
  Mortgage-backed securities
    Held to maturity...............     2,847.1    172.6     6.06      2,906.2     200.8      6.91      2,122.5     177.3     8.35
    Available for sale (6).........     1,909.8    128.0     6.70          ---       ---       ---          ---       ---      ---
    Held for sale..................         ---      ---      ---        604.1      38.9      6.45         76.0       3.7     4.95
    Held for trading...............       120.6      6.5     5.36        389.6      19.5      5.01        410.8      20.2     4.91
  Investment securities:
    Held to maturity...............        92.4      6.5     7.08         57.9       4.9      8.52        155.6      12.2     7.81
    Available for sale (6).........        23.7      1.2     5.14         46.7       2.8      6.01          ---       ---      ---
  Securities purchased under
      agreement to resell..........        21.7      0.9     4.09         57.5       2.1      3.70        168.1       7.2     4.28
  Other earning assets.............       164.4     11.1     6.73        209.0      10.0      4.79        151.7       8.1     5.37
                                       --------   ------    -----     --------    ------     -----     --------    ------    -----
  All interest earning assets......     8,102.6   $533.3     6.58%     6,882.6    $486.9      7.08%     5,375.5    $439.2     8.17%
                                                  ------    -----                 ------     -----                 ------    -----
Non-interest earning assets........       322.2                          464.5                            292.0
                                       --------                       --------                         --------
    Total assets...................    $8,424.8                       $7,347.1                         $5,667.5
                                       ========                       ========                         ========
Liabilities and stockholders' equity:
Interest bearing liabilities:
  NOW and money market accounts(3).    $1,049.2   $ 25.3     2.41%    $  925.5    $ 23.7      2.56%    $  732.2    $ 24.1     3.29%
  Passbook savings deposits........       411.2      9.8     2.39        326.4       8.6      2.63        265.5       9.0     3.39
  Time deposits (3)................     3,552.6    173.6     4.88      3,277.6     192.2      5.86      3,146.8     219.0     6.96
  Advances from FHLB...............     1,579.1     75.8     4.80        706.9      29.4      4.17        184.8      12.2     6.59
  Securities sold under
    agreements to repurchase.......     1,193.7     53.3     4.47      1,277.5      47.8      3.74        685.0      23.7     3.46
  Subordinated notes...............        45.5      5.3    11.60         58.5       7.1     12.09         42.5       5.4    12.73
  Mortgage-backed bonds............        45.0      4.5    10.07        126.5      12.6      9.96        220.8      21.3     9.66
                                       --------   ------    -----     --------    ------     -----     --------    ------    -----
   All interest bearing liabilities     7,876.3   $347.6     4.41%     6,698.9    $321.4      4.80%     5,277.6    $314.7     5.96%
                                                  ------    -----                 ------     -----                 ------
Non-interest bearing liabilities...       143.8                          299.3                            115.8
                                       --------                       --------                         --------
    Total liabilities..............     8,020.1                        6,998.2                          5,393.4
Stockholders' equity...............       404.7                          348.9                            274.1
                                       --------                       --------                         --------
    Total liabilities and
      stockholders' equity.........    $8,424.8                       $7,347.1                         $5,667.5
                                       ========                       ========                         ========
Net interest income................               $185.7                          $165.5                           $124.5
                                                  ======                          ======                           ======
Interest rate spread (4)...........                          2.17%                            2.28%                           2.21%
                                                            =====                            =====                           =====
Effective net spread (5)...........                          2.29%                            2.40%                           2.32%
                                                            =====                            =====                           =====

(1) Average balances include non accrual loans. Interest on such loans is included in interest income upon receipt.
(2) Interest includes amortization of deferred loan fees.
(3) Includes the effect of interest rate exchange agreements.
(4) Equals average rate earned on all assets minus average rate paid on all liabilities.
(5) Net interest income divided by average balance of all interest earning assets.
(6) The available for sale mortgage-backed and investment securities are included in the following table at historical cost with the corresponding average rate calculated based upon historical balances.


At December 31, 1994 the weighted average yield on interest-earning assets was 6.89% and the weighted average cost on interest-bearing liabilities was 5.07%.

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to volume and those due to changes in interest rates. For each category of interest income and interest expense, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior year rate) and (ii) changes, in rate (i.e., changes in rate multiplied by prior year volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the change due to rate.

                                                                                    Year Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                                   1994 v. 1993                           1993 v. 1992
                                                         ------------------------------------  -------------------------------------
                                                               Increase                               Increase
                                                              (Decrease)            Total            (Increase)           Total
                                                                Due to             Increase            Due to            Increase
                                                         ---------------------                 ----------------------
                                                          Volume       Rate      (Decrease)      Volume       Rate      (Decrease)
                                                         ---------  ----------  -------------  ----------  ----------  -------------
                                                                                       (in thousands)


     Interest income:
      Loans receivable.................................  $ 24,776    $(26,150)      $ (1,374)   $ 29,472    $(32,089)      $ (2,617)
      Mortgage-backed securities:
       Held to maturity................................    (4,085)    (24,056)       (28,141)     65,466     (41,979)        23,487
       Available for sale..............................   128,029          --        128,029          --          --             --
       Held for sale...................................   (38,932)         --        (38,932)     26,125       9,049         35,174
       Held for trading................................   (13,477)        415        (13,062)     (1,038)        399           (639)
      Investment securities:
       Held to maturity................................     2,935      (1,332)         1,603      (7,636)        410         (7,226)
       Available for sale..............................    (1,385)       (208)        (1,593)      2,810          --          2,810
      Securities purchased under agreements to resell..    (1,325)         85         (1,240)     (4,734)       (332)        (5,066)
      Other earning assets.............................    (2,136)      3,192          1,056       3,070      (1,226)         1,844
                                                         --------    --------       --------    --------    --------       --------
       Total interest income...........................  $ 94,400    $(48,054)      $ 46,346    $113,535    $(65,768)      $ 47,767
                                                         --------    --------       --------    --------    --------       --------
     Interest expense:
      Savings deposits, net............................  $ 20,561    $(12,976)      $  7,585    $ 20,013    $(42,880)      $(22,867)
      Advances from Federal Home Loan Bank.............    36,335      10,019         46,354      34,394     (17,111)        17,283
      Securities sold under agreements to repurchase...    (3,137)      8,654          5,517      20,507       3,568         24,075
      Interest rate exchange agreements................    (6,026)    (17,479)       (23,505)     (7,037)      2,382         (4,655)
      Subordinated notes...............................    (1,580)       (223)        (1,803)      2,040        (375)         1,665
      Mortgage-backed bonds............................    (8,114)         50         (8,064)     (9,114)        375         (8,739)
                                                         --------    --------       --------    --------    --------       --------
       Total interest expense..........................    38,039     (11,955)        26,084      60,803     (54,041)         6,762
                                                         --------    --------       --------    --------    --------       --------
     Change in net interest income.....................  $ 56,361    $(36,099)      $ 20,262    $ 52,732    $(11,727)      $ 41,005
                                                         ========    ========       ========    ========    ========       ========

     Provision for Losses on Loans

     The allowance for losses on loans reflects the Company's judgment as to the amount considered appropriate to absorb losses in the various loan portfolios. The provision for losses on loans charged to operating expense is based on periodic analysis of the loan portfolio. In this regard, the Company considers various risk factors including general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. In addition to an allowance for losses on identified problem loans, an overall unallocated allowance is maintained to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and prior loss experience.

     The provision for losses on loans increased to $12.4 million for the year ended December 31, 1994 as compared to $706,000 and $2.6 million for the years ended December 31, 1993 and 1992, respectively. During the three month period ended June 30, 1994 the Company recorded an $11.7 million increase in the provision for losses on loans. After combining the Roosevelt, Farm & Home, and Home Federal loan portfolios which resulted in a combined portfolio approximately five times the size of Roosevelt's March 31, 1994 portfolio (approximately $650 million to $3.0 billion), management determined it was necessary to substantially increase the allowance for loan losses to achieve higher and more conservative coverage levels. Factors considered by management in determining the necessity and amount of the provision necessary to bring the overall allowance to the desired level were i) the need to conform Farm & Home's coverage ratio (ratio of allowance for loan losses to total gross loans) of .24% at December 31, 1993 to that of Roosevelt's which was .61% at the comparable date. This resulted in an additional required provision of approximately $7.3 million,
     ii) the previously discussed five fold increase in the size of the overall loan portfolio coupled with the fact that, at the time, Roosevelt management had no previous track record of managing a portfolio of that size, and iii) the Farm & Home and Home Federal mergers effectively doubled the overall size of the entity resulting in the Company moving up to a new peer group whose average allowance for loan losses as a percentage of total loans far exceeded the allowances of the unadjusted combined entity.

     Since just prior to the merger, both Farm & Home and Roosevelt had recently been through examinations by the Office of Thrift Supervision (OTS), the Company initiated conversations with the OTS to obtain their concurrence with the planned addition to the allowance for loan losses. Such concurrence was received and the resulting $11.4 million provision was recorded. The provision for losses for 1993 were primarily related to an increase in the unallocated allowance on residential loans as a result of an increase in amount of residential loans outstanding during the year and a provision for a non-residential real estate loans located in Texas to a lesser extent. The provision for losses on loans for 1992 were primarily related to the Company's commercial real estate portfolio and an increase in the unallocated allowance on residential loans to a lesser extent. The Company expects increased levels of residential originations in future periods. While the Company's underwriting standards will not change, future additions to its unallocated allowances for loss resulting from increased residential lending activity may occur.

     Net Gain (Loss) from Financial Instruments

     In the conduct of its business operations, the Company has determined the need to sell or terminate certain assets, liabilities, or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect such transactions will have on the future volatility of the Net Market Value of the Company. See "--Asset/Liability Management." Consequently, in pursuing such sale or termination activities, the Company does not seek net gains in a reporting period to the detriment of earnings in future periods. Following is a discussion of the assets, liabilities, and off-balance items that were sold and/or terminated during the years ended December 31, 1994, 1993, and 1992. On December 31, 1993 the Company adopted the provisions of SFAS No. 115.
     As a result, prior to December 31, 1993, mortgage-backed securities held to maturity were classified as held for investment, securities held for trading were classified as securities carried at market value, and mortgage-backed and investment securities available for sale were classified as securities carried at the lower of cost or market.

     Net gain (loss) from financial instruments is summarized as follows:

                                                                            Year Ended December 31,
                                                                        --------------------------------
                                                                           1994       1993       1992
                                                                        ----------  ---------  ---------
                                                                                 (in thousands)

             Mortgage-backed securities held to maturity.............    $   (231)   $  (663)   $ 3,265
             Investment securities held to maturity                           209         --        734
             Mortgage-backed securities held for trading.............      (4,545)     2,668      5,140
             Mortgage-backed securities available for sale...........     (28,208)    14,659      6,131
             Investment securities available for sale................        (115)        60         --
             Cancellation cost of interest rate exchange
               agreements............................................      (8,910)    (4,496)    (2,520)
             Options expense.........................................      (8,368)    (1,582)    (1,356)
                                                                         --------    -------    -------
                                                                         $(50,168)   $10,646    $11,394
                                                                         ========    =======    =======

     Mortgage-Backed Securities Held to Maturity   During the years ended
     December 31, 1994, 1993 and 1992, the Company recorded losses totaling $231,000, $663,000 and a gain totaling $3.3 million, respectively from transactions involving mortgage-backed securities held to maturity. When the Company invests in mortgage-backed securities, it has both the intent and ability to hold the securities until their respective maturities. Accordingly, the Company does not expect net gains and losses on sales of such securities will be a recurring source of income.

     During December 1994 the Company was notified that the remaining outstanding principal balance of a mortgage-backed security which was classified as held to maturity would be received as a result of the issuer exercising its right to repurchase the underlying mortgage loans which remained. The Company had purchased the security at above par value initially and as a result recorded $231,000 charge related to the remaining premium outstanding. For the year ended December 31, 1993 the Company under the name of Farm & Home recorded a loss totaling $663,000 as a result of the sale of $25.0 million of adjustable rate mortgage-backed securities held to maturity. These securities were sold due to a significant deterioration in credit quality.

     During the year ended December 31, 1992 the Company under the name of Farm & Home recorded a $3.3 million gain on the sale of $52.1 million of fixed rate mortgage-backed securities held to maturity. Such securities had been pledged as collateral for a borrowing in July 1991. Due to the unforeseen high level of prepayments on the underlying loans, the dealer was unable to deliver substantially the same securities back at the maturity of the borrowing, as a result the securities were sold to the dealer as the only reasonable means to settle the commitment.

     Investment Securities Held to Maturity   During the years ended December
     31, 1994 and 1992 the Company recorded gains totaling $209,000 and $734,000 on transactions involving investment securities held to maturity. When the Company purchases investment securities, it has both the intent and ability to hold the securities until their respective maturities. Accordingly, the Company does not anticipate net gains and losses on sales of investment securities to be a recurring source of income or loss. During 1994 the Company recorded a gain totaling $209,000. Such gain resulted from the early redemption of a floating rate investment by the issuer prior to maturity. The Company had purchased such security at less than its par value in a prior period. During 1992 the Company recorded a gain totaling $734,000. Such gain resulted from the recovery of a portion of an investment grade security which had been written down in the prior year.

     Mortgage-backed Securities Held for Trading   During the years ended
     December 31, 1994, 1993, and 1992 the Company recorded a loss totaling $4.5 million, and gains totaling $2.7 million, and $5.1 million, respectively, on mortgage-backed securities held for trading. The objective of the trading activities is to enhance earnings, through frequent purchase and sale activities, by taking advantage of market mispricings primarily based on option adjusted spread differentials. Fundamental to the conduct of the activities is the minimization of credit risk and interest rate risk. Credit risk is controlled by purchasing agency mortgage-backed securities, investment grade asset-backed securities and investment-grade short-term commercial paper. All securities are carried at fair value. As a result, both gain or loss on sales and adjustments to fair value are recorded in the consolidated statement of operations as "Net gain (loss) from financial instruments." Securities held for trading are hedged with financial instruments to minimize interest rate risk. Accordingly, gains or losses on hedging instruments are also included in this account. During 1994, the Company concluded that it no longer had reasonable expectations that it's previously classified trading portfolio would continue to be sold in the "near term" or " short term" as contemplated by SFAS No. 115. Accordingly, effective July 1, 1994 the securities held for trading portfolio was transferred to the available for sale portfolio at the estimated fair value of the securities which were held. The Company had determined that it could not support the portfolio turnover ratio's required to classify as mortgage-backed securities held for trading. The Company cannot predict when or if ever it will maintain such a portfolio in the future.

     Market to Market of Financial Futures Contracts   During 1994 the Company
     recorded gains on financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio totaling $39.5 million.

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

     At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts, thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

     Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported 1994 net income and decreasing previously reported 1995 net income by $18.0 million (on a fully-diluted per share basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995). This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the financial futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period.

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

     Mortgage-backed Securities Available for Sale For the year ended December 31, 1994 the Company recorded a net loss on mortgage-backed securities available for sale totaling $28.2 million. Such loss resulted primarily from transactions in the three month period ended June 30, 1994. During this period, as a result of the integration of Roosevelt and Farm & Home it was determined that certain fixed-rate mortgage-backed securities classified available for sale would be sold and their related hedges would be cancelled or redesignated resulting in a net loss totaling $28.6 million. In addition to these transactions, during the three month periods ended March 31, September 30 and December 31, 1994, the Company also sold certain mortgage-backed securities classified available for sale, resulting in gains totaling $400,000.

     For the year ended December 31, 1993 the Company recorded a net gain on securities available for sale totaling $14.7 million. During 1993 the Company sold, as a result of accelerating prepayments, $62.0 million of principal-only stripped coupon mortgage-backed securities classified held for sale, recording gains totaling $18.5 million. Correspondingly, such accelerating prepayments resulted in management's determination that the decrease in value of $26.7 million of interest-only stripped coupon mortgage-backed securities was other than temporary, and the Company recognized a loss of $8.4 million. During 1993 the Company also recorded a write-down of the investment in securities carried at the lower of cost or market totaling $1.5 million. As a result of continuing accelerating prepayments a write-down totaling $1.5 million was recorded on interest-only stripped coupon mortgage-backed securities as such securities were carried at the lower of cost or market during 1993. In addition to these transactions the Company sold certain adjustable rate and fixed rate mortgage-backed securities classified held for sale resulting in gains totaling $6.1 million.

     For the year ended December 31, 1992 the Company recorded a net gain on mortgage-backed securities carried at the lower of cost or market totaling approximately $6.1 million as a result of four transactions. The following three transactions occurred in the first three months of 1992. In a sale transaction, the Company sold a $31.0 million principal-only stripped coupon mortgage-backed security recording a gain on the sale totaling $11.0 million. This security was offset by the following transactions which involved the transfer of securities. First, the Company determined that it would transfer its entire investment in interest-only stripped coupon mortgage-backed securities from the held for sale portfolio to the securities carried at market value portfolio. Gross gains and gross losses for securities classified as held for sale are netted for reporting purposes. These securities had a gross loss of $4.6 million which was recorded as a result of the transfer to the securities carried at market value portfolio. Second, the Company determined that it would transfer its entire investment in collateralized mortgage obligations (CMO) residual interest from the held for investment portfolio to the securities carried at market value portfolio. These securities relate to CMOs with fixed rate collateral. Since at the point of transfer the market value of these securities was less than the carrying value of these securities, a $2.8 million loss was recognized. The fourth transaction occurred in the three month period ended December 31, 1992. In a sale transaction, the Company sold a $9.7 million principal-only stripped coupon mortgage-backed security recording a gain on the sale totaling $2.5 million.

     Cancellation Cost of Interest Rate Exchange Agreements   During the three
     month period ended June 30, 1994, Farm & Home prepaid a $101 million Federal Home Loan Bank advance. Such prepayment altered the Company's exposure to interest rate risk, consequently the related interest rate exchange agreements were cancelled. The cancellation of the interest rate exchange agreements resulted in a $5.7 million loss. The related loss on the early extinguishment of the advance was $637,000, net of related income tax effect, and is recorded in the accompanying financial statements as an extraordinary item. Also during the three month period ended June 30, 1994, Farm & Home sold its Corpus Christi branch savings deposits which totaled approximately $54.5 million. As a result of the sale of such interest bearing deposits, interest rate exchange agreements were cancelled. Such cancellations resulted in a $3.2 million loss.

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

     During the three month period ended December 31, 1992 the Company completed the acquisitions of Conservative Bank, First Granite City Savings, and Brookside Savings. As a result of these acquisitions the Company substantially increased its savings deposits and reduced its short term borrowings. Due to the reduction in short term borrowings an interest rate exchange agreement was terminated. Such agreement was utilized by the Company to manage interest rate risk associated with short term borrowings. The termination costs of $2.5 million were charged to operations.

     Options Expense The Company purchases, as hedges, interest rate cap, floor, and collar agreements and exchange traded options as part of its asset/liability management program to reduce its exposure to fluctuations in interest rates. For the years ended December 31, 1994, 1993, and 1992, the Company recorded net costs to acquire options of $8.4 million, $1.5 million, and $1.4 million, respectively. Options expense for the year ended December 31, 1994 was primarily comprised of amortization of transactions fees paid for interest rate cap, floor, and collar agreements. Options expense for the year ended December 31, 1993 included amortization of transaction fees paid for interest rate cap, floor and collar agreements totaling $2.5 million. Options expense was positively impacted by approximately $1.0 million during 1993 as a result of a mark-to-market gains recorded by Farm & Home on options it had purchased. Options expense for the year ended December 31, 1992 included amortization of transactions fees paid for interest rate floor and collar agreements totaling
     $768,000.

     Loan Servicing Fees, Net

     Net loan servicing fees totaled $7.4 million for the year ended December 31, 1994 as compared to expense totaling $11.1 million for the year ended December 31, 1993 and income totaling $8.4 million for the year ended December 31, 1992. Net loan servicing fees for the year ended December 31, 1993 and 1992 were impacted by additional amortization of purchased mortgage servicing rights as a result of significant loan prepayments totaling $27.1 million and $7.5 million, respectively. Loan servicing fees also includes gains from loans held for sale totaling $666,000, $7.3 million, and $7.7 million for the years ended December 31, 1994, 1993, and 1992, respectively.

     Gross Profit-Insurance Agency

     The Company offers a broad range of insurance products, including tax deferred annuities, to the general public and its customers through its
     wholly owned subsidiary, Roosevelt Financial Services, Inc.   Prior to its
     acquisition by the Company, Farm & Home was also engaged in such activities through a subsidiary. Gross profit (before general and administrative expenses) totaled $6.5 million, $5.7 million, and $4.3 million for the years ended December 31, 1994, 1993, and 1992, respectively. The increases in 1994 and 1993 when compared to 1992 are primarily the result of increased sales volume of commission generating products.

     Retail Banking Fees

     Retail banking fees totaled $8.7 million, $6.3 million, and $4.9 million for the years ended December 31, 1994, 1993, and 1992, respectively.
     Retail banking fees are comprised of service charges related to deposit accounts, fees for money orders, travelers checks, etc., and fees related to the bill paying by telephone service offered to the Bank's depositors. Retail banking fees increased approximately $2.0 million during 1994 as a result of the savings deposit acquisitions which were integrated in the later part of 1993 and the acquisition of Home Federal in April, 1994. The remaining increase of approximately $400,000 is attributable to an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased approximately $665,000 during 1993 as a result of the savings deposit acquisitions which were completed during 1993 and late 1992. Changes in the pricing of services offered on individual retirement accounts, insufficient funds, and automatic teller machine transactions contributed to the remaining $725,000 increase in retail banking fees during 1993 when compared to 1992.













     Noninterest Expense

     General and administrative expense increased $19.9 million to $111.0 million for the year ended December 31, 1994 as compared to $91.1 million for the year ended December 31, 1993. The year ended December 31, 1994 was impacted by $19.8 million of merger related expenses incident to the acquisition of Farm & Home during the three month period ended June 30, 1994. Such merger related expenses related primarily to $9.3 million in transaction costs, $5.2 million in severance expense, and $5.3 million in costs to dispose of excess facilities incident to the acquisition of Farm & Home during the period. After considering these merger related expenses for 1994 general and administrative expense had not changed overall when compared to 1993. The increases during 1994 due to the acquisitions of savings deposits which were integrated during the third and fourth quarters of 1993 and the Home Bancorp acquisition were offset by the efficiencies achieved as a result of the reduction of duplicate general and administrative expenses since the acquisition of Farm & Home.

     General and administrative expense increased $10.6 million to $91.1 million for the year ended December 31, 1993 as compared to $80.5 million for the year ended December 31, 1992. General and administrative expense increased approximately $5.6 million due to the increase in the size of the Company's operations as a result of the acquisitions which occurred during late 1992 and 1993. The remaining $5.0 million increase is attributable to normal wage increases, increased sales commissions and increases in the general level of expenses for the Bank during 1993.

     Provision for Real Estate Losses

     Provisions for real estate losses totaled $4.6 million, $4.2 million and $6.5 million for the years ended December 31, 1994, 1993 and 1992, respectively. During the three month period ended June 30, 1994 in connection with the acquisition of Farm & Home, an addition of $3.7 million to the general valuation allowances for future losses on foreclosed real estate was established. Such addition represented a 25% reduction in net carrying value to accommodate a strategy of accelerating the disposition of Farm & Home's real estate owned portfolio. Second, during the six month period ended June 30, 1994, Farm & Home recorded a $839,000 provision for specific valuation allowances on six non-residential real estate properties. The 1993 provisions includes $2.8 million for specific losses on eleven non-residential properties located in Texas and $1.4 million to increase the general valuation allowance on certain real estate owned. The 1992 provision includes $5.3 million on non-residential real estate properties acquired through foreclosure in Texas and a net $1.2 million on other real estate.

     Litigation Settlement

     During the three month period ended September 30, 1993 the Company under the name of Farm & Home recorded a $3.3 million charge related to the execution of a settlement agreement of a lawsuit originally filed against Farm & Home in 1989. As a result of the settlement the plaintiffs released Farm & Home from any further liability arising out of the lawsuit. At the end of 1992 the Company under the name of Farm & Home recorded a $13.5 million charge for a litigation settlement. During March 1993, Farm & Home reached a settlement agreement with its insurance carriers regarding insurance coverage for various claims and lawsuits arising from its participation in the development of the Southbend Subdivision. See "Business - Item 3. Legal Proceedings."

     Income Taxes

     The Company provides for state and federal income tax expense based upon earnings before income taxes and extraordinary items. The effective tax rates for the fiscal years ended December 31, 1994, 1993, and 1992 were 33.9%, 33.7%, and 34.3%, respectively. On January 1, 1993 the Company adopted SFAS No. 109, which required a change in accounting for income taxes from the deferral method to the asset and liability method. The adoption of the standard did not have a material effect on the financial position of the Company.

     Extraordinary Item

     During 1994, the Company recorded losses totaling $7.8 million, net of applicable income taxes. Such losses were the result of three transactions. First, the Company recorded a loss totaling $4.6 million relating to the retirement of 10.125% mortgage-backed bonds which the Company had issued in prior periods. Second, the Company recorded a loss totaling $2.6 million relating to the retirement of the 13% subordinated debentures previously issued by Farm & Home. Third, the Company recorded a loss totaling $637 thousand relating to the prepayment of Federal Home Loan Bank advances originally entered into by Farm & Home.

     During 1993 the Company incurred losses of approximately $1.9 million, net of applicable income taxes, relating to the defeasance of the Company's 9.7% mortgage-backed bonds. The Company replaced the mortgage-backed bonds with relatively lesser costing savings deposits and, as a result, expects that net interest income will be enhanced prospectively.

     During 1992 the Company incurred losses of approximately $3.8 million, net of applicable income taxes, relating to mortgage-backed bonds which the Company had issued in prior periods. A portion of the loss incurred, approximately $1.8 million, related to the repurchase of $48.1 million of the mortgage-backed bonds during this period. The remaining loss of $2.0 million related to the defeasance of $60.8 million of mortgage-backed bonds prior to their maturity. The Company expects that these transactions will enhance net interest income prospectively.

     Transactions involving the early retirement of mortgage-backed bonds and the termination of an FHLB advance are required to be reported as extraordinary items under Generally Accepted Accounting Principles (GAAP). Under GAAP extraordinary items are considered both unusual and infrequent. However, the Company believes the early retirement of mortgage-backed bonds and the termination of the FHLB advance are an integral part of operating activities and should not be considered either unusual or infrequent. Accordingly, the Company believes a more reflective presentation of such transactions would be to include such losses in net gain (loss) from financial instruments. Under such a presentation, net gain (loss) from financial instruments would be $(62.3) million, $7.7 million, and $5.6 million for 1994, 1993, and 1992, respectively.

     Cumulative Effect of Change in Accounting Principle

     Effective December 31, 1993, the Company adopted the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As a result of such adoption a $9.8 million pretax charge to operations was recorded to reflect all other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. The $6.5 million impairment was recorded as a cumulative effect of a change in accounting principle, net of applicable income taxes.



                           ASSET/LIABILITY MANAGEMENT

     The Company's primary objective regarding Asset/Liability Management is to position the Company such that changes in interest rates do not have a material adverse impact upon the net market value of the Company. See Note 4 - Fair Value Consolidated Balance Sheets of the Notes to Consolidated Financial Statements for additional information regarding the calculation of net market value. The Company's primary strategy for accomplishing its Asset/Liability Management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching).

     Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value as calculated by the Company increased to approximately $404.0 million at December 31, 1994 as compared to approximately $353.2 million at December 31, 1993.

     To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicates greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

     The OTS recently issued a regulation, effective January 1, 1994, which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flows from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction
     from capital.   The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS recently announced that it will delay the effectiveness of the regulation until it adopts the process by which an association may appeal an interest rate risk capital deduction determination. The OTS stated that it anticipates that it will act in time to enable the regulation to become effective on March 31, 1995.

     Utilizing this measurement concept, the interest rate risk of the Company at December 31, 1994 is as follows:


                                                                    (dollars in thousands)
                                                                          (unaudited)
                                                          -------------------------------------------

     Basis point changes in interest rates...............      -200     -100       +100         +200
     Change in net market value due to changes in
       interest rates (Company methodology)..............  ($11,601)   $ 937   $(15,415)  $  (40,658)
     OTS normal level of interest rate exposure.......... ($168,637)     N/A        N/A    ($168,637)


     The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of December 31, 1994, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

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

     The Company's one year cumulative gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was (0.91)% at December 31, 1994. A negative cumulative gap indicates that interest sensitive liabilities exceed interest sensitive assets at a specific date. In a rising interest rate environment institutions with negative maturity gaps generally will experience a more rapid increase in interest expense paid on liabilities than the interest income earned on assets. Conversely, in an environment of falling interest rates, interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive gap will have the opposite effect.

     The following table presents the projected maturities and periods to repricing of the Company's rate sensitive assets and liabilities as of December 31, 1994, adjusted to account for anticipated prepayments.


                                                            Over 3       Over 1       Over 3
                                                            Months       Year         Years
                                              Up to 3       Through      Through      Through       Over
                                              Months        1 Year       3 Years      5 Years      5 Years       Total
                                            ------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

   ASSETS:
   Mortgage loans and mortgage-backed
    securities:
    Balloon and adjustable rate first
     mortgage loans.......................  $ 1,895,500    $1,327,311    $2,001,679    $158,615   $   46,782    $5,429,887
    One to four family residential first
     mortgages and contracts..............      190,015       171,105       528,870     349,878      966,967     2,206,835
    Five or more family residential and
     nonresidential first mortgages and
     contracts............................       71,676        19,904        42,260      18,188       11,771       163,799
    Second mortgages......................          100            80           159          38           13           390
   Non-mortgage loans:
    Consumer..............................       31,235         4,848         6,996       1,847          681        45,607
    Commercial............................          107            85           258         170           76           696
   Investments and interest bearing
    deposits..............................      165,196            --        16,945      95,781       10,093       288,015
   Premiums (discounts) and deferred
    loan fees, net........................        7,809         5,537         7,964       4,581       29,167        55,058
                                            -----------    ----------    ----------    --------   ----------    ----------
   Total rate sensitive assets............    2,361,638     1,528,870     2,605,131     629,098    1,065,550     8,190,287
                                            -----------    ----------    ----------    --------   ----------    ----------
   LIABILITIES:
     Fixed maturity deposits..............      566,029     1,426,455     1,132,584     405,696       72,488     3,603,252
     NOW, Super NOW, and other
      transaction accounts................       41,311        37,180        66,923      53,539      214,157       413,110
     Money market deposit accounts........      481,142            --            --          --           --       481,142
     Passbook accounts....................       40,186        36,167        65,101      52,080      208,321       401,855
     FHLB advances........................    1,328,950         1,850       367,638       7,500        2,000     1,707,938
     Other borrowings.....................    1,158,127        50,000            --          --       47,384     1,255,511
                                            -----------    ----------    ----------    --------   ----------    ----------
   Total rate sensitive liabilities.......    3,615,745     1,551,652     1,632,246     518,815      544,350     7,862,808
   Effect of interest rate exchange
    agreements on rate sensitive
    liabilities...........................   (1,573,930)      373,650       654,216     120,064      426,000            --
                                            -----------    ----------    ----------    --------   ----------    ----------
   Total rate sensitive liabilities
    adjusted for impact of interest
    rate exchange agreements..............    2,041,815     1,925,302     2,286,462     638,879      970,350     7,862,808
                                            -----------    ----------    ----------    --------   ----------    ----------
   Maturity gap...........................  $   319,823    $ (396,432)   $  318,669    $ (9,781)  $   95,200    $  327,479
                                                =======      ========       =======      ======       ======       =======
   Gap as a percent of total assets.......         3.79%       (4.70)%         3.78%     (0.11)%        1.13%
                                                   ====        ======          ====      =====          ====
   Cumulative maturity gap................  $   319,823    $  (76,609)   $  242,060    $232,279   $  327,479
                                                =======       =======       =======    ========      =======
   Cumulative gap as a percent of
    total assets..........................         3.79%       (0.91)%         2.87%       2.76%        3.89%
                                                   ====        ======          ====        ====         ====


     In preparing the table above, it has been assumed, that (i) balloon and adjustable rate first mortgage loans will prepay at a rate of 18% per year,
     (ii) fixed rate first mortgage loans on residential properties of five or more units and nonresidential properties will prepay at a rate of 10% per year, (iii) fixed maturity deposits will not be withdrawn prior to maturity, (iv) passbook and NOW accounts will be withdrawn at a rate of approximately 10% in each of the first two periods and at other assumed rates ranging from 20% to 100% thereafter, (v) fixed rate mortgage loans on one-to four-family residences with terms to maturity of 10 years or less will prepay at a rate of 20% per year, (vi) second mortgage loans on one-to four-family residences will prepay at a rate of 30% per year, and (vii) fixed rate first mortgage loans on one-to four-family residential properties with remaining terms to maturity of over 10 years will prepay annually as follows:



     Mortgage Loan                             Prepayment Assumptions
                                      -----------------------------------------
     Interest Rate                     Over 10 to 20 years    20 years and over
   -------------------                ---------------------  ------------------

     Less than 8%...............                6.00                  6.00
      8 to 10%..................               15.00                 15.00
     10 to 12%..................               19.00                 19.00
     12 to 14%..................               20.00                 20.00
     14 to 16%..................               20.00                 20.00
     16% and over...............               20.00                 20.00

     The above assumptions do not necessarily indicate the impact of general interest rate movements. Accordingly, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

     The amounts in the table could be significantly affected by external factors, such as prepayment rates other than those assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, and competition. Additionally, decisions by the Company to sell assets, retire debt, or cancel interest rate exchange arrangements early would also change the maturity/repricing and spread relationships.

                        LIQUIDITY AND CAPITAL RESOURCES

     OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.91%, 6.04%, and 5.04% at December 31, 1994, 1993, and 1992, respectively.

     The Company's sources of funds are funds generated from operations and from
     financing activities.   The Company does not anticipate changing its
     pricing policies for deposits whereby from time-to-time it may choose not to pay rates on deposits as high as certain of its competition. Funds are primarily used to originate loans, purchase mortgage-backed securities, and make other investments. The Company desires to hold a significant portion of its assets in securitized form, thereby reducing the Company's exposure to credit losses and also enabling the Company to use these assets as collateral for both long- and short-term borrowings.

     During the year ended December 31, 1994, there was a net decrease of $155.4 million in the cash and cash equivalents of the Company. The major uses of cash during the year ended December 31, 1994 were the net purchases of mortgage-backed securities totaling $480.0 million, the net origination and purchase of mortgage loans totaling $69.4 million, the net purchase of investment securities totaling $57.1 million, and the net withdrawal of savings deposits totaling $578.9 million. These uses were not offset by proceeds from the net increase in Federal Home Loan Bank Advances totaling $435.3 million and the net increase in securities sold under agreements to repurchase totaling $617.7 million.

     At December 31, 1994, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $4.3 million and adjustable rate mortgages of approximately $38.5 million. At December 31, 1994, the Company had outstanding commitments to purchase fixed rate mortgage loans of approximately $549,000 and adjustable-rate mortgage loans of approximately $14.1 million. At December 31, 1994, the Company had outstanding commitments to purchase and sell mortgage-backed securities of approximately $642.8 million and $49.0 million. The Company expects to satisfy such commitments through its primary sources of funds.

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


     Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or total capital exceeds its fully phased-in capital requirement, as measured at the beginning of the calendar year. As of December 31, 1994, the Bank's excess capital over its fully phased-in core capital requirement was approximately $212.9 million. The Company is also subject to Delaware law which limits dividends to an amount equal to the excess of a corporation's net assets over paid-in capital or, if there is no excess, to its net profits for the current and immediately preceding fiscal year. See "Regulation -- Limitations on Dividends and Other Capital Distributions."

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

     External methods are used by the Company to control interest rate risk when internal methods would not result in the Company's preferred timing for, or interest rate sensitivity of, cash flows. For example, although the Company offers short-term variable rate deposits to meet customers needs, it generally prefers to receive longer term fixed rate deposits to match its longer term fixed rate assets. Accordingly, the Company may determine to enter into interest rate exchange agreements whereby the Company pays a fixed rate of interest and receives a variable rate of interest which the Company uses to offset the variable rate it pays to customers on variable rate deposits.

     The Company enters into financial futures contracts to achieve a position whereby its estimated exposure to interest rate movements on various securities it intends to trade will be offset by approximately equal, but opposite, results in its financial futures contracts. The Company closes out its position under a futures contract by taking an offsetting position, rather than by actually making delivery of the relevant security. The Company purchases put and call options on financial futures contracts as protection from severe and rapid changes in interest rates.

     The risks generally associated with interest rate exchange agreements include (i) the risk that the counterparty in the exchange may default ("credit risk") and (ii) the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the non-defaulting party ("market risk"). While it is the Company's policy to enter into interest rate exchange agreements only with nationally recognized commercial or investment banking firms or the FHLB of Des Moines, as the Company's counterparty, there can be no assurance that these risks can be eliminated. When interest rates decrease or increase, the Company's financial futures positions are likely to produce losses or gains, respectively. The use of financial futures is subject to correlation risk (i.e., the risk that there may not be high correlation between the factors which determine the value of the futures contracts and the factors which determine the value of the hedged liabilities).

                            ACCOUNTING DEVELOPMENTS

     During October 1994, the FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about the amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information About Financial Instruments With Off-Balance Sheets Risk and Financial Instruments With Concentrations of Credit Risk" because they do not result in off-balance-sheet-risk of accounting loss. Derivatives for purposes of SFAS No. 119 are defined as futures, forward, swap or option contracts, or other financial instruments with similar characteristics such as interest rate cap or interest rate floor agreements. SFAS No. 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. SFAS No. 119 amends SFAS No. 105 to require disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the entity's management of those instruments. SFAS No. 119 also amends SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" to require that fair value information can be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments and be presented together with the related carrying amounts in the body of the financial statements, a single footnote, or a summary table in a form that makes it clear whether the amounts represent assets or liabilities. SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. The Company implemented SFAS No. 119 on December 31, 1994, which resulted in no effect on the consolidated financial statements other than the additional disclosure requirements presented in Note 14 with respect to interest rate swap, cap, floor, and collar agreements.

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

                                  COMPETITION

     The Company faces strong competition both in originating real estate and other loans and in attracting deposits. The Company believes that its share of the savings and lending markets in its market area is less than 10%. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, and the quality of services it provides to borrowers.

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

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                                            Quarters ended in 1994
                                                                    -----------------------------------------
                                                                    March 31    June 30   Sept. 30    Dec. 31
                                                                    --------    -------   --------    -------
                                                                  (Dollars in thousands, except per share data)
 Total interest income................................           $120,246     $129,990    $138,263    $144,787
 Total interest expense...............................             76,705       82,879      90,712      97,278
                                                                 --------     --------    --------    --------
 Net interest income..................................             43,541       47,111      47,551      47,509
 Provision for losses on loans........................               (150)     (11,682)       (300)       (300)
 Noninterest income excluding net gain (loss) from
   financial instruments..............................              5,559        7,612       7,249       7,496
 Net gain (loss) from financial instruments...........              1,627      (33,485)      2,553      18,645
 Noninterest expense..................................            (23,634)     (45,711)    (20,731)    (20,919)
 Provision for real estate losses.....................               (839)      (3,742)         --          --
                                                                 --------     --------    --------    --------
 Income (loss) before income tax expense
  and extraordinary item..............................             26,104      (39,897)     36,322      52,431
 Income tax expense (benefit).........................              9,039      (13,165)     12,393      17,117
                                                                 --------     --------    --------    --------
 Income (loss) before extraordinary item..............             17,065      (26,732)     23,929      35,314
 Extraordinary item...................................                 --       (7,849)         --          --
                                                                 --------     --------    --------    --------
 Net income (loss)....................................           $ 17,065     $(34,581)   $ 23,929    $ 35,314
                                                                 ========     ========    ========    ========
 Net income (loss) attributable to common stock.......           $ 15,866     $(35,484)   $ 22,987    $ 34,243
                                                                 ========     ========    ========    ========

 Primary earnings per share:
  Income (loss) before extraordinary item.............           $   0.49     $  (0.71)   $   0.57    $   0.84
  Extraordinary item..................................                 --        (0.20)         --          --
                                                                 --------     --------    --------    --------
   Net income (loss)..................................           $   0.49     $  (0.91)   $   0.57    $   0.84
                                                                 ========     ========    ========    ========

 Fully-diluted earnings per share:
  Income (loss) before extraordinary item.............           $   0.42     $  (0.71)   $   0.53    $   0.77
  Extraordinary item..........                                         --        (0.20)         --          --
                                                                 --------     --------    --------    --------
   Net income (loss)..........                                   $   0.42     $  (0.91)   $   0.53    $   0.77
                                                                 ========     ========    ========    ========


Selected Quarterly Financial Data for all quarters of 1994 have been restated to reflect the cessation of deferral accounting, from the inception of the hedge in March 1994, with respect to then existing financial futures contracts utilized to reduce the interest rate risk of certain mortgage-backed securities in the Company's available for sale portfolio. See Note 16 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis -- Results of Operations" for further discussions.

See discussion on the merger related expenses recorded during the quarter ended June 30, 1994 in connection with the Farm & Home acquisition in "Management's Discussion And Analysis -- Results of Operations".



                                                                              Quarters ended in 1993
                                                                --------------------------------------------------
                                                                 March 31      June 30     Sept. 30      Dec. 31
                                                                -----------  -----------  -----------  -----------
                                                                  (Dollars in thousands, except per share data)

 Total interest income.....................................       $119,489     $118,713     $125,092     $123,646
 Total interest expense....................................         77,854       79,691       83,392       80,553
                                                                  --------     --------     --------     --------
   Net interest income.....................................         41,635       39,022       41,700       43,093
 Provision for losses on
  loans....................................................           (737)         368         (131)        (206)
 Noninterest income excluding net gain from
  financial instruments....................................          1,779        2,750       (8,955)       8,037
 Net gain from financial instruments.......................          6,022        2,186        2,625         (187)
 Noninterest expense.......................................        (20,887)     (21,331)     (23,100)     (25,790)
 Provision for real estate losses..........................         (2,372)      (1,372)        (206)        (288)
 Litigation settlement.....................................             --           --       (3,252)           -
                                                                  --------     --------     --------     --------
 Income before income tax expense and extraordinary item ..         25,440       21,623        8,681       24,659
 Income tax expense........................................          9,007        7,940        2,946        7,241
                                                                  --------     --------     --------     --------
 Income before extraordinary item..........................         16,433       13,683        5,735       17,418
 Extraordinary item........................................         (1,483)        (425)          --           --
                                                                  --------     --------     --------     --------
 Income before cumulative effect...........................         14,950       13,258        5,735       17,418
 Cumulative effect.........................................             --           --           --       (6,489)
                                                                  --------     --------     --------     --------
 Net income................................................       $ 14,950     $ 13,258     $  5,735     $ 10,929
                                                                  ========     ========     ========     ========
 Net income attributable to common stock...................       $ 14,759     $ 12,099     $  4,544     $  9,655
                                                                  ========     ========     ========     ========

 Primary earnings per share:
  Income before extraordinary item.........................       $   0.53     $   0.38     $   0.14     $    .50
  Extraordinary item.......................................          (0.05)       (0.01)          --           --
  Cumulative effect of change in accounting principal......             --           --           --         (.20)
                                                                  --------     --------     --------     --------
   Net income..............................................       $   0.48     $   0.37     $   0.14     $    .30
                                                                  ========     ========     ========     ========

 Fully-diluted earnings per share:
  Income before extraordinary item.........................       $   0.43     $   0.34     $   0.14     $    .43
  Extraordinary item.......................................          (0.04)       (0.01)          --           --
  Cumulative effect of change in accounting principal......             --           --           --         (.16)
                                                                  --------     --------     --------     --------
   Net income..............................................       $   0.39     $   0.33     $   0.14     $    .27
                                                                  ========     ========     ========     ========

Item 8.  Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Roosevelt Financial Group, Inc.
Chesterfield, Missouri:

We have audited the accompanying consolidated balance sheets of Roosevelt Financial Group, Inc. and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roosevelt Financial Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 1, 5, and 6 to the consolidated financial statements, as of December 31, 1993, the Company changed its method of accounting for certain investments in debt securities to conform with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

We have also audited, in accordance with generally accepted auditing standards, the supplemental fair value consolidated balance sheets of the Company as of December 31, 1994 and 1993. As described in Note 4, the supplemental fair value consolidated balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost consolidated balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental fair value consolidated balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the fair values presented. In our opinion, the supplemental fair value consolidated balance sheets referred to above present fairly, in all material respects, the information set forth therein.

As described in Note 16, the consolidated financial statements have been restated.

KPMG Peat Marwick LLP

St. Louis, Missouri
January 17, 1995,
except for Note 16,
as to which the date
is September 6, 1996

                        ROOSEVELT FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                           At December 31,
                                                             ----------------------------------------------

                                                                 1994                               1993
                                                              ----------                         ----------

                                     ASSETS
Cash................................................         $   21,901                         $   74,316
Interest-bearing deposits...........................                205                             53,239
Securities purchased under agreements to resell.....                 --                             50,000
Mortgage-backed securities:
  Held for trading..................................                 --                            155,291
  Available for sale................................          1,656,563                          1,538,210
  Held to maturity (market value of $2,996,829 and
    $2,602,393 at December 31, 1994 and 1993,
    respectively)...................................          3,119,289                          2,589,789
Investment securities:
  Available for sale................................                 --                             46,317
  Held to maturity (market value of $156,170 and
    $56,134 at December 31, 1994 and 1993,
    respectively)...................................            156,773                             53,127
Loans receivable, net:
  Held for sale.....................................                 --                             72,631
  Held to maturity..................................          3,072,151                          2,599,179
Stock in Federal Home Loan Bank.....................            109,136                             81,352
Office properties and equipment, net................             53,483                             47,796
Accrued income and other assets.....................            242,365                            233,914
                                                             ----------                         ----------
                                                             $8,431,866                         $7,595,161
                                                             ==========                         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits....................................         $4,899,389                         $5,081,496
Mortgage-backed bonds...............................             19,660                             73,695
Securities sold under agreements to repurchase......          1,208,127                            590,401
Advances from Federal Home Loan Bank................          1,707,938                          1,257,000
Subordinated notes..................................             27,724                             54,565
Accrued expenses and other liabilities..............            127,402                            159,542
                                                             ----------                         ----------
        Total liabilities...........................          7,990,240                          7,216,699
                                                             ----------                         ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value, 6.5%
    non-cumulative perpetual convertible; 3,000,000
    shares authorized at December 31, 1994 and
    1,319,000 shares issued and outstanding at
    December 31, 1994...............................                 13                                 25
  Common stock - $.01 par value; 90,000,000 shares
    authorized at December 31, 1994; 40,173,527
    shares and 40,163,527 shares issued and
    outstanding, respectively, at
    December 31, 1994...............................                402                                103
  Paid-in capital...................................            255,655                            179,979
  Retained earnings - subject to certain
    restrictions....................................            209,379                            186,780
  Treasury stock, at cost; 10,000 shares at December
    31, 1994........................................               (150)                                --
  Unrealized gain (loss) on mortgage-backed and
    investment securities available for sale, net...            (23,673)                            11,575
                                                             ----------                         ----------
        Total stockholders' equity..................            441,626                            378,462
                                                             ----------                         ----------
                                                             $8,431,866                         $7,595,161
                                                             ==========                         ==========

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)

                                                  Year Ended December 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Interest income:
Loans receivable...........................  $ 206,467   $ 207,841   $ 210,458
 Mortgage-backed securities:
   Held to maturity........................    172,631     200,772     177,285
   Available for sale......................    128,029          --          --
   Held for sale...........................         --      38,932       3,758
   Held for trading........................      6,460      19,522      20,161
 Investment securities:
   Held to maturity........................      6,537       4,934      12,160
   Available for sale......................      1,217       2,810          --
   Securities purchased under agreements
   to resell...............................        887       2,127       7,193
  Other....................................     11,058      10,002       8,158
                                               -------     -------     -------
      Total interest income................    533,286     486,940     439,173
                                               -------     -------     -------
Interest expense:
  Savings deposits, net....................    200,190     192,605     215,472
  Advances from Federal Home Loan Bank.....     75,806      29,452      12,169
  Securities sold under agreements to
   repurchase..............................     53,303      47,786      23,711
  Interest rate exchange agreements, net...      8,469      31,974      36,629
  Subordinated notes.......................      5,276       7,079       5,414
  Mortgage-backed bonds....................      4,530      12,594      21,333
                                               -------     -------     -------
      Total interest expense...............    347,574     321,490     314,728
                                               -------     -------     -------
          Net interest income..............    185,712     165,450     124,445
Provision for losses on loans..............     12,432         706       2,648
                                               -------     -------     -------
          Net interest income after
           provision for losses on loans...    173,280     164,744     121,797
                                               -------     -------     -------
Noninterest income (loss):
  Net gain (loss) from financial
   instruments.............................    (10,660)     10,646      11,394
  Loan servicing fees, net.................      7,359     (11,145)      8,392
  Gross profit-insurance agency............      6,538       5,737       4,347
  Retail banking fees......................      8,682       6,260       4,870
  Gain on sales of real estate acquired
   for development and sale................      3,414         746       1,518
  Other....................................      1,923       2,013         272
                                               -------     -------     -------
      Total noninterest income (loss)......     17,256      14,257      30,793
                                               -------     -------     -------
Noninterest expense:
  General and administrative:
    Compensation and employee benefits.....     42,570      38,970      35,615
    Occupancy..............................     23,939      17,385      15,002
    Advertising............................      2,299       2,466       1,641
    Federal insurance premiums.............     12,018       9,896       9,356
    Other..................................     30,169      22,391      18,882
                                               -------     -------     -------
      Total general and administrative.....    110,995      91,108      80,496
  Provision for real estate losses.........      4,581       4,238       6,481
  Litigation settlements...................         --       3,252      13,475
                                               -------     -------     -------
      Total noninterest expense............    115,576      98,598     100,452
                                               -------     -------     -------
        Income before income tax expense,
         extraordinary item, and cumulative
         effect of change in accounting
         principle.........................     74,960      80,403      52,138
Income tax expense.........................     25,384      27,134      17,887
                                               -------     -------     -------
        Income before extraordinary item
         and cumulative effect of change in
         accounting principle..............     49,576      53,269      34,251
Extraordinary item, net of income tax
 effect....................................     (7,849)     (1,908)     (3,796)
Cumulative effect of change in accounting
 principle.................................         --      (6,489)         --
                                               -------     -------     -------
        Net income.........................   $ 41,727    $ 44,872    $ 30,455
                                               =======     =======     =======
        Net income attributable to common
         stock.............................   $ 36,543    $ 41,057    $ 28,866
                                               =======     =======     =======
Per share data:
  Primary earnings per share:
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle..................   $   1.17    $   1.54    $   1.09
    Extraordinary item, net of income tax
     effect................................      (0.21)      (0.06)      (0.13)
    Cumulative effect of change in
     accounting principle..................         --       (0.20)         --
                                               -------     -------     -------
        Net income.........................   $   0.96    $   1.28    $   0.96
                                               =======     =======     =======
  Fully diluted earnings per share:
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle..................   $   1.17    $   1.32    $   0.99
    Extraordinary item, net of income tax
     effect................................      (0.21)      (0.05)      (0.11)
    Cumulative effect of change in
     accounting principle..................         --       (0.16)         --
                                               -------     -------     -------
          Net income.......................   $   0.96    $   1.11    $   0.88
                                               =======     =======     =======

          See accompanying notes to consolidated financial statements.

                           ROOSEVELT FINANCIAL GROUP
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993, 1992
                            (dollars in thousands)

                                                                              Preferred stock                Common stock
                                                                         ---------------------------   --------------------------
                                                                            Shares         Amount         Shares          Amount
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1991 .............................................    1,557,115    $       16       8,216,382    $       82
Net income (including pooled company) ..................................           --            --              --            --
Issuance of common stock from public offering ..........................           --            --         616,330             6
Issuance of common stock pursuant to employee
     stock ownership plan ..............................................           --            --           3,004            --
Issuance of restricted stock ...........................................           --            --           1,454            --
Repurchase of common stock .............................................           --            --         (50,400)           (1)
Exercise of incentive stock options and
     non-qualified stock options .......................................           --            --          13,075            --
Amortization of restricted stock awards ................................           --            --              --            --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --            --              --            --
     Preferred stock ...................................................           --            --              --            --
Other pre-merger transactions of pooled company ........................      (31,066)           (1)         23,662             1
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1992 .............................................    1,526,049            15       8,823,507            88
Net income (including pooled company) ..................................           --            --              --            --
Issuance of 920,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................      920,000             9              --            --
Exchange 119,025 shares of common stock for 80,000 shares of
     6.5% non-cumulative perpetual convertible preferred stock .........       80,000             1        (119,025)           (1)
Exercise of incentive stock options and
     non-qualified stock options .......................................           --            --          72,775             1
Amortization of restricted stock awards ................................           --            --              --            --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --            --              --            --
     Preferred stock ...................................................           --            --              --            --
Unrealized gain on mortgage-backed and investment securities
     available for sale, net (including pooled company) ................           --            --              --            --
Other pre-merger transactions of pooled company ........................      (33,609)           --       1,514,665            15
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1993 .............................................    2,492,440            25      10,291,922           103
Net income (including pooled company) ..................................           --            --              --            --
Issuance of 319,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................      319,000             3              --            --
Issuance of common stock in the acquisition of
     Home Federal Bancorp of Missouri, Inc. ............................           --            --       1,121,142            11
Exercise of incentive stock options and
     non-qualified stock options .......................................           --            --       1,294,991            13
Three-for-one stock split ..............................................           --            --      25,157,436           252
Cash dividends declared (including pooled company):
     Common stock ......................................................           --            --              --            --
     Preferred stock ...................................................           --            --              --            --
Purchase of common stock for treasury ..................................           --            --              --            --
Unrealized loss on mortgage-backed securities
     available for sale, net (including pooled company) ................           --            --              --            --
Other pre-merger transactions of pooled company ........................   (1,492,440)          (15)      2,308,036            23
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1994 .............................................    1,319,000    $        13     40,173,527    $      402
                                                                         =============   ===========   =============   ===========

                                                                                                             Treasury stock
                                                                            Paid-in       Retained     ---------------------------
                                                                            capital       earnings        Shares          Amount
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1991 ............................................. $    124,500    $  129,937              --    $       --
Net income (including pooled company) ..................................           --        30,455              --            --
Issuance of common stock from public offering ..........................       11,283            --              --            --
Issuance of common stock pursuant to employee
     stock ownership plan ..............................................           85            --              --            --
Issuance of restricted stock ...........................................           31            --              --            --
Repurchase of common stock .............................................         (952)           --              --            --
Exercise of incentive stock options and
     non-qualified stock options .......................................           94            --              --            --
Amortization of restricted stock award .................................           --            --              --            --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --        (5,379)             --            --
     Preferred stock ...................................................           --        (1,589)             --            --
Other pre-merger transactions of pooled company ........................           43            --              --            --
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1992 .............................................      135,084       153,424              --            --
Net income (including pooled company) ..................................           --        44,872              --            --
Issuance of 920,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................       44,176            --              --            --
Exchange 119,025 shares of common stock for 80,000 shares of
     6.5% non-cumulative perpetual convertible preferred stock .........          (28)           --              --            --
Exercise of incentive stock options and
     non-qualified stock options .......................................          649            --              --            --
Amortization of restricted stock awards ................................           --            --              --            --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --        (7,686)             --            --
     Preferred stock ...................................................           --        (3,815)             --            --
Unrealized gain on mortgage-backed and investment securities
     available for sale, net (including pooled company) ................           --            --              --            --
Other pre-merger transactions of pooled company ........................           98           (15)             --            --
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1993 .............................................      179,979       186,780              --            --
Net income (including pooled company) ..................................           --        41,727              --            --
Issuance of 319,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................       21,270            --              --            --
Issuance of common stock in the acquisition of
     Home Federal Bancorp of Missouri, Inc. ............................       48,220            --              --            --
Exercise of incentive stock options and
     non-qualified stock options .......................................        5,932            --              --            --
Three-for-one stock split ..............................................         (252)           --              --            --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --       (13,944)             --            --
     Preferred stock ...................................................           --        (5,184)             --            --
Purchase of common stock for treasury ..................................           --            --         (10,000)         (150)
Unrealized loss on mortgage-backed securities
     available for sale, net (including pooled company) ................           --            --              --            --
Other pre-merger transactions of pooled company ........................          506            --              --            --
                                                                         -------------   -----------   -------------   -----------
Balance, December 31, 1994 .............................................  $   255,655    $  209,379         (10,000)   $     (150)
                                                                         =============   ===========   =============   ===========

                                                                           Unrealized
                                                                         gain (loss) on
                                                                           mortgage-
                                                                           backed and
                                                                           investment
                                                                           securities    Unamortized       Total
                                                                           available      restricted    stockholders'
                                                                         for sale, net   stock awards      equity
                                                                         -------------   ------------   -------------
Balance, December 31, 1991 ............................................. $         --    $      (139)   $    254,396
Net income (including pooled company) ..................................           --             --          30,455
Issuance of common stock from public offering ..........................           --             --          11,299
Issuance of common stock pursuant to employee
     stock ownership plan ..............................................           --             --              85
Issuance of restricted stock ...........................................           --             --              31
Repurchase of common stock .............................................           --             --            (953)
Exercise of incentive stock options and
     non-qualified stock options .......................................           --             --              94
Amortization of restricted stock award .................................           --             73              73
Cash dividends declared (including pooled company):
     Common stock ......................................................           --             --          (5,379)
     Preferred stock ...................................................           --             --          (1,589)
Other pre-merger transactions of pooled company ........................           --             --              43
                                                                         -------------   ------------   -------------
Balance, December 31, 1992 .............................................           --            (66)        288,545
Net income (including pooled company) ..................................           --             --          44,872
Issuance of 920,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................           --             --          44,385
Exchange 119,025 shares of common stock for 80,000 shares of
     6.5% non-cumulative perpetual convertible preferred stock .........           --             --             (28)
Exercise of incentive stock options and
     non-qualified stock options .......................................           --             --             650
Amortization of restricted stock awards ................................           --             66              86
Cash dividends declared (including pooled company):
     Common stock ......................................................           --             --          (7,685)
     Preferred stock ...................................................           --             --          (3,915)
Unrealized gain on mortgage-backed and investment securities
     available for sale, net (including pooled company) ................       11,575             --          11,575
Other pre-merger transactions of pooled company ........................           --             --              98
                                                                         -------------   ------------   -------------
Balance, December 31, 1993 .............................................       11,575             --         378,452
Net income (including pooled company) ..................................           --             --          41,727
Issuance of 319,000 shares of 6.5% non-cumulative
     perpetual convertible preferred stock .............................           --             --          21,273
Issuance of common stock in the acquisition of
     Home Federal Bancorp of Missouri, Inc. ............................           --             --          48,232
Exercise of incentive stock options and
     non-qualified stock options .......................................           --             --           5,945
Three-for-one stock split ..............................................           --             --              --
Cash dividends declared (including pooled company):
     Common stock ......................................................           --             --         (13,944)
     Preferred stock ...................................................           --             --          (5,184)
Purchase of common stock for treasury ..................................           --             --            (150)
Unrealized loss on mortgage-backed securities
     available for sale, net (including pooled company) ................      (35,248)            --         (35,248)
Other pre-merger transactions of pooled company ........................           --             --             514
                                                                         -------------   ------------   -------------
Balance, December 31, 1994 ............................................. $    (23,673)   $        --    $    441,626
                                                                         =============   ============   =============

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                    Year Ended December 31,
                                                                          -------------------------------------------
                                                                               1994           1993           1992
                                                                          --------------  -------------  ------------
Cash flows from operating activities:
Net income.................................................                 $     41,727    $    44,872     $  30,455
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Extraordinary loss on early extinguishment of debt......                       12,165          2,963         5,793
   Cumulative effect of change in accounting principle.....                           --          9,831            --
   Depreciation and amortization...........................                        5,814          4,260         3,789
   Amortization of discounts and premiums, net.............                       16,383         23,463         2,016
   (Increase) decrease in accrued interest receivable......                       (2,310)         2,401         1,399
   Decrease in accrued interest payable....................                       (1,023)        (3,943)       (1,171)
   FHLB stock dividend received............................                           --         (2,232)       (4,257)
   Provision for losses on loans and real estate...........                       17,013          4,944         9,129
   (Increase) decrease mortgage-backed
    securities held for trading, net.......................                      (87,138)        28,729      (193,823)
   Decrease in mortgage-backed
    securities held for sale, net..........................                           --         40,029       156,012
   Decrease in investment securities held for sale, net....                           --         18,659            --
   (Increase) decrease in loans receivable held
    for sale, net..........................................                       86,579        (59,536)       18,403
   Increase (decrease) in outstanding checks, net..........                           --        (37,416)       37,416
   Increase (decrease) in litigation accrual...............                       (2,000)        (1,500)        9,700
   Other, net..............................................                       20,208        (23,668)        7,512
                                                                            ------------    -----------     ---------
   Net cash provided by operating activities...............                      107,418         51,856        82,373
                                                                            ------------    -----------     ---------
Cash flows from investing activities:
 Principal payments on:
   Mortgage-backed securities available for sale...........                      297,935             --            --
   Mortgage-backed securities held to maturity.............                      760,352        829,989       572,231
   Loans receivable held to maturity.......................                      758,146      1,173,755       795,996
 Proceeds from sale of:
   Mortgage-backed securities available for sale...........                    2,595,539             --            --
   Mortgage-backed securities held to maturity.............                           --         25,021        52,131
   Investment securities available for sale................                       38,051             --            --
   Loans receivable held to maturity.......................                           --         34,447       116,621
 Proceeds from maturities and calls of:
   Investment securities available for sale................                       15,840             --            --
   Investment securities held to maturity..................                       22,715         87,690       209,815
 Purchase of:
   Mortgage-backed securities available for sale...........                   (2,874,185)            --            --
   Mortgage-backed securities held to maturity.............                   (1,259,633)    (2,161,292)     (712,376)
   Investment securities available for sale................                       (8,034)            --            --
   Investment securities held to maturity..................                     (125,660)      (148,007)     (221,029)
   Loans receivable held to maturity.......................                     (146,772)      (684,807)     (374,783)
 Originations of loans receivable held to maturity.........                     (680,794)      (783,211)     (561,685)
 Net increase (decrease) in loans in process...............                      (30,798)        17,313        (3,095)
 Fees paid for interest rate cap and floor
  agreements available for sale............................                      (20,638)            --            --
 Net proceeds from sales of real estate....................                        9,253         22,771        28,490
 Purchase of office properties and equipment...............                       (7,556)       (10,005)       (3,913)
 Sale (purchase) of stock in FHLB, net.....................                      (23,036)       (26,721)        3,714
 Purchase of purchased mortgage servicing rights...........                           --        (14,660)      (25,743)
 Cash and cash equivalents from acquisition, net
  of cash paid.............................................                       31,087      1,401,792        12,874
 Cash received from sale or exchange of branch
  deposits, net............................................                      (67,337)      (206,405)           --
 Cash received from sale of loan production facilities.....                       75,150             --            --
                                                                            ------------    -----------     ---------
   Net cash used in investing activities...................                     (640,375)      (442,330)     (110,752)
                                                                            ------------    -----------     ---------
Cash flow from financing activities:
 Maturity of mortgage-backed bonds.........................                           --             --       (87,038)
 Repurchase of mortgage-backed bonds.......................                      (60,820)          (521)      (50,591)
 Repurchase of FHLB advances...............................                     (100,980)            --            --
 Redemption of subordinated notes..........................                      (31,022)            --            --
 Proceeds from FHLB advances...............................                   14,551,256      4,142,700       536,000
 Principal payments on FHLB advances.......................                  (14,015,000)    (3,285,700)     (331,000)
 Fees paid for interest rate cap and floor
  agreements - other.......................................                      (14,440)       (39,023)      (15,891)
 Excess of savings deposit withdrawals over receipts.......                     (578,888)      (437,748)     (140,887)
 Increase (decrease) in securities sold under
  agreements to repurchase, net............................                      617,726        (59,571)      (23,161)
 Proceeds from issuance of subordinated notes, net.........                           --             --        27,389
 Proceeds from issuance of common stock, net...............                           --             --        11,289
 Proceeds from issuance of preferred stock.................                       21,273         44,185            --
 Repurchase of common stock................................                           --             --          (953)
 Proceeds from stock option exercises......................                        6,459            748           137
 Cash dividends paid.......................................                      (18,056)       (11,501)       (6,968)
                                                                            ------------    -----------     ---------
   Net cash provided by (used in) financing
    activities.............................................                      377,508        353,569       (81,674)
                                                                            ------------    -----------     ---------
Net decrease in cash and cash equivalents..................                     (155,449)       (36,905)     (110,053)
Cash and cash equivalents at beginning of year.............                      177,555        214,460       324,513
                                                                            ------------    -----------     ---------
Cash and cash equivalents at end of year...................                 $     22,106    $   177,555     $ 214,460
                                                                            ============    ===========     =========

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993, and 1992


(1)  Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company); its two wholly owned subsidiaries, Roosevelt Bank, a federal savings bank (the Bank) and F & H Realty (Realty), a Missouri-chartered real estate investment company; and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatements On June 30, 1994 Roosevelt Financial Group, Inc. acquired Farm & Home Financial Corporation (Farm & Home) in a transaction accounted for as a pooling of interests. Accordingly, prior period consolidated financial statements have been restated as if the combining entities had been consolidated for all periods presented.

All per share amounts, as well as ending and average common shares data, have been restated to reflect the three-for-one stock split described below.

Consolidated Statements of Cash Flows For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents including cash, interest-bearing deposits, and securities purchased under agreements to resell.

Securities Purchased Under Agreements to Resell The Company purchases securities under agreements to resell which are collateralized by U.S. Treasury and mortgage-related securities. The securities underlying the agreements were book entry securities. Whenever the agreements are entered into, the designated securities are held in safekeeping for the benefit of the Company at the Federal Home Loan Bank of Des Moines (FHLB).

During the years ended December 31, 1994, 1993, and 1992, the monthly average outstanding balance of securities purchased under agreements to resell was approximately $21.7 million, $57.5 million, and $168.1 million, respectively, and the maximum balance outstanding at any one month-end was approximately $128.3 million, $100.0 million, and $233.8 million, respectively.

Investments in Mortgage-Backed and Investment Securities Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company has classified investments in mortgage-backed and investment securities into one of three categories:

  . Held for trading - includes investments in mortgage-backed and investment securities which the Company has purchased and holds principally for the purpose of selling in the near future.

  . Available for sale - includes investments in mortgage-backed and investment securities which the Company has no present plans to sell in the near term but may be sold in the future.

  . Held to maturity - includes investments in mortgage-backed and investment securities which the Company has the positive intent and ability to hold until maturity.

Accounting for mortgage-backed and investment securities held in the categories for the year ended December 31, 1994 and the accounting prior to the adoption of SFAS No. 115 for the years ended December 31, 1993 and 1992 is as follows:

  . Mortgage-backed securities held for trading - Mortgage-backed securities which the Company holds with the intent to trade are carried at fair value. Adjustments to the fair value of these securities are included in the accompanying consolidated statements of operations as "Net gain (loss) from financial instruments." The accounting for mortgage-backed securities held for trading was unchanged as a result of the adoption of SFAS No. 115.

     Effective July 1, 1994, the securities included within the held for trading portfolio were transferred to the available for sale portfolio at the estimated fair value of the securities which were held. The Company cannot predict when or if ever it will maintain such a portfolio in the future.

     The securities held in this portfolio were hedged with financial future contracts, options on financial futures contracts, and interest rate cap agreements to minimize interest rate risk. Costs incurred to purchase options on financial futures contracts and transaction fees paid for interest rate cap agreements were initially recorded in the mortgage-backed securities held for trading portfolio. Gains and losses on these instruments, as well as gains and losses in financial futures due to changes in the value of these instruments, were recorded in the consolidated statements of operations as "Net gain (loss) from financial instruments."

  . Mortgage-backed and investment securities available for sale - Mortgage-backed and investment securities which the Company considers may not be held until maturity are classified as available for sale. In accordance with SFAS No. 115, mortgage-backed and investment securities available for sale are carried at fair value. Net unrealized gains and losses are reflected as a separate component to stockholders' equity, net of applicable deferred taxes, as "Unrealized gain (loss) on mortgage-backed and investment securities available for sale, net." Realized gains and losses, based on the amortized cost of the specific security sold, are included in the consolidated statements of operations as "Net gain (loss) from financial instruments."

     Prior to the adoption of SFAS No. 115, mortgage-backed and investment securities designated as held for sale were carried at the lower of amortized cost or market value on an aggregate basis. Net unrealized losses were recognized in the consolidated statements of operations as "Net gain (loss) from financial instruments," while net unrealized gains were excluded from earnings until sold. Realized gains and losses, based on the amortized cost of the specific security, were included in the consolidated statements of operations as "Net gain (loss) from financial instruments."


     Under both of the above methods, estimated yields on mortgage-backed and investment securities are reassessed quarterly for actual repayments. The effects of revisions, if any, are recognized in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Interest income and premium amortization relating to interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation (CMO) residual interests classified as available for sale are recognized in accordance with Emerging Issues Task Force Abstract
     (EITF) 89-4. Yields on these securities are recalculated quarterly using projected prepayment speeds which are based on an estimate of future interest rates implied by the yield curve as of the date of the quarterly analysis. Prior to the adoption of SFAS No. 115, the Company evaluated impairment of its interest-only stripped coupon mortgage-backed pass-through certificates and CMO residual interests in accordance with EITF 89-4, whereby the recorded investment in each security was compared to the undiscounted future cash flows of each security.

     The securities held in this portfolio are hedged with exchange-traded options on financial futures contracts and interest rate swap, cap, and floor agreements to minimize interest rate risk. Costs incurred to purchase options on financial futures contracts and transaction fees paid for interest rate cap and floor agreements are initially recorded in the mortgage-backed securities available for sale portfolio.



  . Mortgage-backed and investment securities held to maturity - Mortgage-backed and investment securities which the Company holds with the intent and ability to hold to maturity are classified as held to maturity securities. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the interest method, over the term of the related security.

     Prior to the merger with Farm & Home on June 30, 1994, the Company under the name of Farm & Home, transferred mortgage-backed securities held to maturity to mortgage-backed securities available for sale totaling $26.4 million. The unrealized holding gain or loss of the mortgage-backed securities held to maturity at the date of the transfer to mortgage-backed securities available for sale were reflected as a separate component to stockholders' equity, net of applicable deferred taxes, as "Unrealized gain
     (loss) on mortgage-backed and investment securities available for sale, net." Under the guidance of SFAS No. 115, such securities may be transferred to the available for sale or trading securities classification as a result of a major business combination that necessitates the transfer of held to maturity securities to maintain the enterprise's existing interest rate risk position or credit risk policy. Subsequent to the merger with Farm & Home, the Company has not transferred any securities from the mortgage-backed and investment securities held to maturity portfolios.

Loans Receivable Loans receivable are carried at cost, net of premiums, discounts, and deferred fees. These investments are carried at amortized cost because management has both the intent and ability to hold them to maturity. Premiums and discounts are amortized and accreted, respectively, into income using a method which approximates the interest method over their estimated remaining lives. Interest is credited to income as earned; however, interest on loans ninety days or more contractually delinquent is excluded from income. Loans receivable originated or purchased by the Company with the intent to sell in the secondary mortgage market are classified as held for sale and carried at the lower of aggregate cost or fair value.

The allowance for losses on loans is maintained at an amount considered adequate to provide for losses. The provision for losses on loans is based on periodic analysis of the loan portfolio by management. In this regard, management considers various risk factors including general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. In addition to an allowance for losses on identified problem loans, an overall unallocated allowance is maintained to provide for unidentified credit losses. In estimating such losses, management considers various risk factors including geographic location, loan collateral, and prior loss experience. Regulatory agencies, as an integral part of the examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to increase the allowance for loan losses based on their judgements and interpretations about information available to them at the time of their examinations.

During May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by

Creditors for Impairment of a Loan." During October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. SFAS No. 114 (as amended by SFAS No. 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Prior to the issuance of SFAS No. 118, SFAS No. 114 provided for two alternative income recognition methods to be used to account for changes in the net carrying amount of an impaired loan subsequent to the initial measurement of impairment. Under the first income recognition method, a creditor would accrue interest on the net carrying amount of the loan as an adjustment to the provision for losses. Under the second income recognition method, a creditor would recognize all changes in the net carrying amount of the loan as an adjustment to the provision for losses on loans. While those income recognition methods are no longer required, SFAS No. 118 does not preclude a creditor from using either of these methods.

The impact of initially applying SFAS No. 114 and SFAS No. 118 will not be reported as an accounting change; rather, they will be reported as a component of the provision for losses on loans charged to operations. SFAS No. 114 and SFAS No. 118 are required to be accounted for on a prospective basis and are effective for fiscal years beginning after December 15, 1994. The Company implemented SFAS No. 114 and SFAS No. 118 on January 1, 1995 without a material effect on its consolidated financial statements.

Loan origination fees and the related incremental direct costs of originating loans are deferred and amortized to income using the interest method over the lives of the related loans as required under SFAS No. 91.

Loan Servicing and Purchased Mortgage Servicing Rights The Company services mortgage loans which are not included in the consolidated balance sheets. Net fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Operational costs to service such loans are charged to expense as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations. Ancillary income from loan servicing is included in "Loan servicing fees, net" as a component of noninterest income and is recorded when received.

Purchased mortgage servicing rights represent the cost of acquiring the rights
to service mortgage loans.   The Company amortizes this asset using the interest
method over the period that the related net positive servicing income is to be generated. On a quarterly basis, the Company assesses the realizable value of purchased mortgage servicing rights by comparing projected net servicing cash flows to the capitalized servicing rights. Any excess of the capitalized servicing rights over the projected cash flows is recognized as a current period write-down and charged to amortization of purchased mortgage servicing rights. Amortization of purchase mortgage servicing rights is recorded as a component of "Loan servicing fees, net" in the consolidated statements of operations.

Stock in Federal Home Loan Bank The Bank, as a member of the reconstituted Federal Home Loan Bank System administered by the Federal Housing Finance Board, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding balance of the Bank's loans secured by dwelling units at the beginning of each year, or 5% of advances from the FHLB to the Bank. The stock is recorded at cost which represents redemption value.

Office Properties and Equipment Office properties and equipment are stated at cost, less accumulated depreciation and leasehold amortization. Depreciation of office buildings and improvements and furniture and equipment is computed on the straight-line method over the estimated useful life of the related asset which generally ranges from 30 to 50 years for office buildings and improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. Maintenance and repairs are charged to expense when incurred.

Investment in Real Estate Investment in real estate, which includes real estate acquired for development and sale and real estate acquired through foreclosure, totaled $15.3 million and $24.5 million at December 31, 1994 and 1993, respectively, and is included in "Accrued income and other assets" in the consolidated balance sheets.

The Company, through its subsidiaries, owns real estate in Missouri and Texas for the purpose of developing and selling lots, generally for single-family dwellings. Realty and the Bank have agreements with various contractors for the development of particular real estate projects in an effort to liquidate some properties. The agreements generally provide for Realty or the Bank to own the land and to provide the development funds. The contractors share in a percentage of the income from the sale of the real estate.

Real estate acquired for development and sale is stated at the lower of cost or net realizable value. Direct holding costs are capitalized until the property reaches a saleable condition. Development costs are allocated to properties based upon relative sales value or pro rata methods, whichever most equitably reflects such costs.

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Subsequent to foreclosure, the real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value minus estimated costs to sell the property declines.

Profit on sales of real estate is recognized when title has passed, minimum down payment requirements have been met, the terms of any notes received by the Company are such to satisfy continuing payment requirements, and the Company is relieved of any requirement for continued involvement in real estate.
Otherwise, recognition of profit is deferred until such criteria are met.

Intangible Assets Cost in excess of fair value of net assets acquired, core deposit intangibles, and fair value in excess of cost of net assets acquired have resulted from business combinations which were accounted for using the purchase method.

Cost in excess of fair value of net assets acquired is required to be amortized to expense on a constant rate over a period no greater than the estimated remaining life of the long-term interest-bearing assets acquired. Core deposit intangibles and fair value in excess of cost of net assets acquired are amortized on a straight-line basis over ten years.

Fair Value Purchase Adjustment Assets and liabilities acquired in business combinations accounted for by the purchase method were recorded at their estimated fair value at date of acquisition. The premiums and discounts related to the fair value adjustments are amortized to income using a method which approximates the interest method over their estimated remaining lives.

Securities Sold Under Agreements to Repurchase The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements and dollar reverse repurchase agreements). Reverse repurchase agreements and dollar reverse repurchase agreements are treated as financings, if certain conditions are met, and the obligations to repurchase either identical or substantially identical securities as those sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements remain in the asset accounts.

Postretirement Benefits Other Than Pensions The Company, under the name Farm & Home, adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" on January 1, 1993. SFAS No. 106 focuses principally on postretirement health care benefits and requires accrual of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents during the years that the employee renders the necessary service. The Company's accumulated postretirement benefit obligation as of December 31, 1994, based upon calculations performed by the Company's actuarial consultant, is approximately $2.8 million. The Company has elected the delayed recognition method under which the transition obligation will be amortized on a straight-line basis over the average remaining life expectancy period of the plan participants (13 years).



Financial Futures Contracts -- Gains or losses on financial futures contracts which qualify as hedges are deferred. The unamortized balance of such deferred gains or losses is applied to the carrying value of the hedged items. Amortization of the net deferred gains or losses is applied to the interest component of the hedged items using the level-yield method. Gains or losses in the market value of financial futures contracts which do not qualify for hedge accounting are recognized currently.

Financial Instruments With Off-Balance Sheet Risk In an effort to reduce exposure to fluctuations in interest rates and to meet financing needs, the Company utilizes financial instruments with off-balance sheet risk. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Risk that interest rates may move unfavorably from the perspective of the Company is defined as "market risk." The risk that a counterparty to an agreement entered into by the Company may default is defined as "credit risk." These financial instruments include interest rate swap, cap, floor, and collar agreements; financial futures contracts; exchange-traded options on financial futures contracts; and commitments to extend credit.

The Company has quantified and measured in the consolidated balance sheets the market risk of certain interest rate swap, cap, and floor agreements which have been utilized to hedge the mortgage-backed and investment securities available for sale portfolios and, during 1993, the market risk of certain interest rate cap agreements utilized to hedge the mortgage-backed securities held for trading portfolio.

During October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about the amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheets Risk and Financial Instruments with Concentrations of Credit Risk" because they do not result in off-balance-sheet risk of accounting loss. Derivatives for purposes of SFAS No. 119 are defined as futures, forward, swap or option contracts, or other financial instruments with similar characteristics such as interest rate cap or interest rate floor agreements. SFAS No. 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading.

SFAS No. 119 amends SFAS No. 105 to require disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the entity's management of those instruments. SFAS No. 119 also amends SFAS No. 107, "Disclosure about Fair

Value of Financial Instruments" to require that fair value information be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments and be presented together with the related carrying amounts in the body of the financial statements, a single footnote, or a summary table in a form that makes it clear whether the amounts represent assets or liabilities.

SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. The Company implemented SFAS No. 119 on December 31, 1994, which resulted in no effect on the consolidated financial statements other than the additional disclosure requirements presented with respect to interest rate swap, cap, floor, and collar agreements; financial futures contracts; exchange-traded options on financial futures contracts; and commitments to extend credit.


The Company enters into interest rate swap, cap, floor, and collar agreements to manage interest rate risk. The purpose of entering into these agreements is to minimize the future impact of interest rate fluctuations on the Company's assets and liabilities. Interest associated with the agreements is recognized in the period incurred. Gains and losses resulting from the cancellation of interest rate exchange agreements used to hedge against the future impact of interest rate fluctuations are deferred and amortized over the original contractual lives of the agreements. If, however, the underlying hedged asset or liability is sold or repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of operations. The cost to enter into cap, floor, and collar agreements is amortized over the life of the agreements using a method which approximates the interest method.

Income Taxes The Company files a consolidated federal income tax return. Temporary differences exist between income and expense recognition for financial reporting and income tax purposes. Deferred income taxes have been provided for these temporary differences.

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The adoption of SFAS No. 109 did not have a material effect on the financial position of the Company.

Cumulative Effect of Changes in Accounting Principles Effective December 31, 1993, the Company adopted the provisions of SFAS No. 115 on a prospective basis. As a result, mortgage-backed and investment securities with an amortized cost of approximately $1.6 billion were transferred into the available for sale portfolio. At December 31, 1993, these securities were adjusted to reflect the excess market value over amortized cost of $18.3 million. Additionally, a tax liability of $6.7 million was recorded to reflect the tax effect of the adjustment to market. The net increase of $11.6 million was recorded as an unrealized gain and included as a separate component of stockholders' equity.
In addition, the Company recorded a pretax charge to operations of $9.8 million to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. The resultant $6.5 million impairment was recorded as a cumulative effect of a change in accounting principle, net of tax in the consolidated statement of operations of the Company for the year ended December 31, 1993.

Common Stock Splits On March 29, 1994, the Company declared a three-for-one common stock split in the form of a 200% common stock dividend payable on May 18, 1994 to stockholders of record on May 2, 1994. Under the terms of the stock split, stockholders received a dividend of two shares for every one share held on the record date. The stock split was subject to, and conditioned upon, the approval of the Company stockholders at the Annual Meeting of Stockholders held on April 28, 1994. At such meeting the Company stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock to 90,000,000.

Common shares outstanding for the periods presented and average shares utilized in computing earnings per share have been adjusted to reflect the split.

Earnings Per Share Net income for primary earnings per share for 1994 are adjusted for the dividends on convertible preferred stock. The average number of common shares and common equivalent shares outstanding for the years 1994, 1993, and 1992 was 37,943,933 shares, 32,049,577 shares, and 29,948,712 shares, respectively.

Fully diluted earnings per share have been computed using the weighted average number of common shares and common equivalent shares which includes the effect of the assumed conversion of convertible preferred stock into common stock. The average number of common shares and common equivalent shares for the purpose of calculating fully diluted earnings per share was 39,005,360 shares, 40,395,649 shares, and 34,735,856 shares, respectively.

Common Stock Dividends During 1994, the Company paid dividends on common stock of $.43 per share. Prior to the merger with Farm & Home, the Company under the name of Farm & Home paid dividends on common stock of $.08 per share in 1994. For the years ended 1993 and 1992, the Company (prior to merger with Farm &
Home) paid common stock dividends per share of $.32 and $.21, respectively. For the years ended 1993 and 1992, the Company under the name of Farm & Home paid common stock dividends per share of $.16 and $.14, respectively. Dividends on common stock for the Company under the name of Farm & Home have been restated to reflect the 2.01 shares issued to each holder of the common stock of Farm & Home in the merger.

Federal Reserve Requirements The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and super NOW checking accounts) and personal time deposits. At December 31, 1994 the Bank was in compliance with these reserve requirements.

Reclassification Certain reclassifications of 1993 and 1992 information have been made to conform with the 1994 presentation.

(2)  Acquisitions, Sales, and Exchanges of Deposits and Branch Facilities

A summary of the more significant acquisitions, sales, and exchanges of deposits and branch facilities are as follows:

On June 30, 1994, the Company completed the merger of Farm & Home with assets totaling $3.1 billion. In addition as of such date, Farm & Home Savings Association, a Missouri chartered stock savings and loan association and wholly owned subsidiary of Farm & Home, merged with and into Roosevelt Bank, a federal savings bank. Pursuant to the Merger Agreement, each holder of the common stock of Farm & Home, par value $.01 per share, received 2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares of common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for the periods presented.

Total income, extraordinary items, and net income for the Company and Farm & Home after the effect of the restatement for SFAS No. 115 (discussed further below) and prior to combination were as follows:

                                          Year Ended December 31,
                                          ------------------------
                                          1993              1992
                                          ----              ----
                                              (in thousands)
Company
Total income (1)........................ $ 94,528          $ 58,747
Extraordinary items (net of income tax
effect).................................   (1,908)           (3,796)
Net income..............................   36,190            16,545

Farm & Home
Total income (1)........................   85,179            96,491
Net income..............................    8,682            13,910

Combined
Total income (1)........................  179,707           155,238
Extraordinary items (net of income tax
effect..................................   (1,908)           (3,796)
Net income..............................   44,872            30,455

(1) Net interest income and noninterest income.

Farm & Home adopted the provisions of SFAS No. 115 on January 1, 1994. Such adoption by Farm & Home resulted in a pretax charge to operations of $9.8 million to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests. As the Company had adopted SFAS No. 115 at December 31, 1993, the $6.5 million net of tax charge by Farm & Home, which was recorded as a cumulative change in accounting principle, was reflected in the consolidated statement of operations of the Company for the year ended December 31, 1993.

On July 1, 1994, the Company completed the sale of Farm & Home's construction lending business to Charter National Bank of Houston, Texas (Charter). The Company received net cash totaling approximately $75.2 million. Gross proceeds totaled $75.8 million, which represented all outstanding Texas home builder construction lines of credit as well as an interest in six land acquisition and development/rehab loans originated by Farm & Home in Texas. This amount was reduced by approximately $660,000, which was paid by the Company for earnest money deposits and deferred fees.

On June 24, 1994, Farm & Home completed the sale of the Corpus Christi, Texas branch facility and deposit accounts to Bluebonnet Savings Bank of Dallas, Texas (Bluebonnet). The Company paid net cash totaling approximately $53.9 million. Gross payments totaled $54.8 million, which represented the amount of deposit accounts acquired by Bluebonnet and accrued but unpaid interest on such accounts. This amount was reduced by approximately $927,000, which was received by the Company for the acquisition of certain loans made by Farm & Home, primarily secured by deposit accounts, real property, and furniture and fixtures related to the branch locations.

On June 3, 1994, Farm & Home completed the sale of deposit accounts of the Picture Hills branch located in Kansas City, Missouri to Bank Midwest, N. A. (Bank Midwest) headquartered in Kansas City, Missouri. The Company paid net cash totaling approximately $13.4 million. Gross payments totaled $13.6 million, which represented the amount of deposit accounts acquired by Bank Midwest and accrued but unpaid interest on such accounts. This amount was reduced by approximately $177,000, which was received by the Company for the acquisition of certain loans made by Farm & Home, primarily secured by deposit accounts and personal property related to the branch locations.

On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Pursuant to the Merger Agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in the recording of a tax deductible intangible asset related to the deposit accounts of approximately $13.8 million.

On December 17, 1993, Farm & Home completed the sale of two Austin, Texas and four San Antonio, Texas branch facilities and deposit accounts to Bluebonnet. The Company paid net cash totaling approximately $251.0 million. Gross payments totaled $260.0 million, which represented the amount of deposit accounts acquired by Bluebonnet and accrued but unpaid interest on such accounts. This amount was reduced by approximately $8.9 million, which was received by the Company for the acquisition of certain loans made by Farm & Home, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and deposit premiums.

On November 19, 1993, Farm & Home completed the acquisition of two retail banking branches of Home Savings of America (Savings of America) in Springfield, Missouri. The Company received net cash totaling approximately $104.3 million. Gross proceeds totaled $107.5 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $3.2 million, which was paid by the Company for the acquisition of certain loans made by Savings of America, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and a tax deductible intangible asset related to the deposit accounts of approximately $2.2 million.

On November 8, 1993, the Company completed the acquisition of the 17 eastern
Missouri retail banking branches of Savings of America.   The Company received
net cash totaling approximately $709.4 million. Gross proceeds totaled $733.3 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $23.9 million, which was paid by the Company for the acquisition of certain loans made by Savings of America, primarily secured by deposit accounts, real property, furniture and fixtures related to the branch locations, and a tax deductible intangible asset related to the deposit accounts of approximately $7.7 million.

On June 11, 1993, the Company completed the acquisition of the Missouri retail banking franchise of First Nationwide Bank of San Francisco, California (First Nationwide). The Company received net cash totaling approximately $588.1 million. Gross proceeds totaled $595.1 million, which represented the amount of deposit accounts acquired by the Company and accrued but unpaid interest on such accounts. This amount was reduced by approximately $7.0 million, which was paid by the Company for the acquisition of certain loans made by First Nationwide, primarily secured by deposit accounts real property, furniture and fixtures related to the branch locations, and an intangible asset related to the deposit accounts of approximately $75,000.

On April 12, 1993, Farm & Home completed the sale of the Harrisonville, Texas branch facility and deposit accounts to North American Savings Bank (North American Savings). The Company paid net cash totaling approximately $18.5 million. Gross payments totaled $18.7 million, which represented the amount of deposit accounts acquired by North American Savings and accrued but unpaid interest on such accounts. This amount was reduced by approximately $190,000, which was received by the Company for the acquisition of certain loans made by Farm & Home, primarily secured by deposit accounts and deposit premiums.

On March 5, 1993, Farm & Home completed the exchange of approximately $133.9 million in deposit accounts from three branches, two of which included facilities and the related assets located in Texas, for approximately $198.1 million in deposit accounts of five branches of Savings of America, two of which included facilities and the related assets located in Missouri. The Company received net cash totaling approximately $63.1 million. The net change in deposits of $63.9 million was reduced by $863,000 for the acquisition of certain loans made by the respective institutions, primarily secured by deposit accounts and deposit premiums. The transaction also resulted in the recognition of a tax deductible intangible asset related to the deposit accounts of approximately $711,000.

On December 1, 1992, the Company completed the acquisition of Brookside Savings Bank, FSB (Brookside) for $5.0 million in cash and the granting of options to acquire 50,000 shares of the Company's common stock at an exercise price of $20 per share (on a pre-split basis). This acquisition was accounted for under the purchase method of accounting. Brookside, with assets of approximately $218.7 million, operated one office in the Kansas City metropolitan area. The transaction resulted in goodwill, representing the unallocated excess purchase price over the fair value of identifiable assets acquired, of approximately $525,000 and a tax deductible intangible asset related to the deposit accounts of approximately $2.0 million.

On November 9, 1992, the Company completed the merger conversion acquisitions of Conservative Bank, FSB, St. Louis, Missouri (Conservative) and First Granite City Savings and Loan, Granite City, Illinois (First Savings). These acquisitions were accounted for under the purchase method of accounting. As part of these acquisitions, the Company sold to the depositors of Conservative, First Savings, and the general public 616,330 shares of its common stock at a price of $21 per share (on a pre-split basis), receiving $11.3 million in net proceeds of which $7.9 million was contributed to the Bank as additional capital with the remainder to be used for general corporate purposes. At the date of acquisition, Conservative and First Savings had assets of approximately $64.5 million and $49.2 million, respectively. The transaction resulted in negative goodwill, representing the excess of fair value of acquired net assets over cost of approximately $6.8 million.

(3) Cash Flow

The Company paid interest of $348.6 million, $325.4 million, and $315.9 million, during the years ended December 31, 1994, 1993, and 1992, respectively. The Company paid income taxes of $6.5 million, $10.9 million, and $24.9 million during the years ended December 31, 1994, 1993, and 1992, respectively.

Cash and cash equivalents obtained from acquisitions, net of cash paid, are summarized as follows:


                                               Year Ended December 31,
                                      -----------------------------------------
                                         1994           1993           1992
                                      -----------  --------------  ------------
                                                   (in thousands)

 Fair value of assets purchased        $(556,990)     $  (34,560)    $(342,518)
 Liabilities assumed                     491,755       1,436,352       337,518
 Issuance of common stock                 48,231              --            --
                                       ---------      ----------     ---------
 Cash (paid) received from
  acquisition                            (17,004)      1,401,792        (5,000)
 Cash and cash equivalents acquired       48,091              --        17,874
                                       ---------      ----------     ---------
 Cash and cash equivalents from
  acquisition,
  net of cash paid                     $  31,087      $1,401,792     $  12,874
                                       =========      ==========     =========

Noncash investing and financing
 activities are summarized as
 follows:

                                               Year Ended December 31,
                                       ----------------------------------------
                                          1994           1993           1992
                                       -----------  --------------  -----------
                                                   (in thousands)
 Noncash transfers from securities
  held for trading to:
   Securities available for sale       $ 242,429   $        --       $      --
   Securities held for sale                   --         221,760       167,379
   Securities held to maturity                --              --        25,700
 Noncash transfers from securities
  available for sale to
   securities held to maturity           107,318              --            --
 Noncash transfers from securities
  held for sale to
   securities available for sale              --         744,962            --
 Noncash transfers from securities
  held to maturity to:
   Securities held for trading                --              --        29,021
   Securities available for sale          26,368         828,812            --
   Securities held for sale                   --           1.360       424,399
 Defeasance of mortgage-backed bonds          --          72,375        60,810
                                       =========      ==========     =========

(4)  Fair Value Consolidated Balance Sheets

The Company's primary objective in managing interest rate risk is to position the Company such that changes in interest rates do not have a material adverse impact upon the net market value of the Company. Net market value considers the fair value of financial instruments (assets, liabilities, and off-balance sheet items), in contrast to the accompanying consolidated balance sheets which are historical cost based. The estimated fair values of the Company's assets and liabilities, and the related carrying amounts from the accompanying consolidated balance sheets, are as follows (in thousands):

                                       December 31, 1994            December 31, 1993
                                   -------------------------      ----------------------
                                    Carrying         Fair         Carrying        Fair
                                     Amount         Value          Amount        Value
                                    ---------    -----------      ---------    ---------
Assets:
 Cash and interest-bearing
  deposits.................       $   22,106    $   22,106       $  127,555    $  127,555
 Securities purchased
  under agreements
  to resell................               --            --           50,000        49,987
 Mortgage-backed
  securities held for
  trading..................               --            --          155,291       155,291
 Available for sale:
  Mortgage-backed
   securities..............        1,593,015     1,593,015        1,559,065     1,559,065
  Interest rate swap, caps
   and floors..............           62,955        62,955          (20,855)      (20,855)
  Options..................              593           593               --            --
 Mortgage-backed
  securities held to
  maturity.................        3,119,289     2,996,829        2,589,789     2,602,393
 Investment securities:
  Available for sale.......               --            --           46,317        46,317
  Held to maturity.........          156,773       156,170           53,127        56,134
 Loans receivable, net:
  Held for sale............               --            --           72,631        72,737
  Held to maturity.........        3,072,151     2,995,981        2,599,179     2,677,367
 Stock in Federal Home
  Loan Bank................          109,136       109,136           81,352        81,352
 Office properties and
  equipment, net...........           53,483        52,980           47,796        49,790
 Deferred losses on
  interest rate exchange
  agreements...............           21,243            --           25,936            --
 Unamortized fees interest
  rate caps, floors, and
  collar...................           43,318        18,913           54,819        75,225
 Accrued income and other
  assets...................          177,804       220,530          153,159       177,142
                                  ----------    ----------       ----------    ----------
                                  $8,431,866    $8,229,208       $7,595,161    $7,709,500
                                  ==========    ==========       ==========    ==========
Liabilities and
 Stockholders' Equity:
 Savings deposits..........       $4,899,389    $4,815,151       $5,081,496    $5,117,811
 Mortgage-backed bonds.....           19,660        19,849           73,695        85,945
 Securities sold under
  agreements to repurchase.        1,208,127     1,206,478          590,401       590,289
 Advances from Federal
  Home Loan Bank...........        1,707,938     1,687,847        1,257,000     1,263,366
 Subordinated notes........           27,724        27,027           54,565        60,613
 Deferred gains on
  interest rate exchange
  agreements...............           16,673            --           30,158            --
 Interest rate exchange
  agreements...............            1,630        18,487            3,135       124,395
 Accrued expenses and
  other liabilities........          109,099       102,668          126,249       123,489
                                  ----------    ----------       ----------    ----------
    Total liabilities......        7,990,240     7,877,507        7,216,699     7,365,908
 Net market value..........               --       351,701               --       343,592
 Stockholders' equity......          441,626            --          378,462            --
                                  ----------    ----------       ----------    ----------
                                  $8,431,866    $8,229,208       $7,595,161    $7,709,500
                                  ==========    ==========       ==========   ===========
Non-Financial Instruments:
 Demand deposits...........       $       --    $   52,321       $       --    $    9,618
                                  ==========    ==========       ==========    ==========

Net market value is not intended to represent the value of the Company's stock or the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and interest-bearing deposits - Due to the short-term nature of these financial instruments, carrying value approximates fair value.

Securities purchased under agreements to resell, mortgage-backed securities, and investment securities - Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated using quoted market prices for similar agreements and securities.

Loans receivable - The fair value of loan receivables is estimated by discounting future cash flows at market interest rates for loans of similar credit risk, terms and maturities, taking into consideration repricing
- -----------
characteristics and prepayment risk.

Stock in Federal Home Loan Bank - Stock in the Federal Home Loan Bank is valued at cost, which represents redemption value and approximates fair value.

Office properties and equipment - The fair value of properties and equipment are estimated based upon in-house appraised values for the Company's properties.
The net book value of office equipment is estimated to approximate its fair value.

Other assets and liabilities - The estimated fair value of other assets and liabilities represents the sum of all contractual financial receivables or obligations adjusted for the tax effects discussed under the income taxes section below.

Savings deposits with defined maturities - The fair value of certificates of deposit accounts is based on the discounted values of contractual cash flows using rates currently offered in the marketplace for accounts of similar remaining maturities.

Savings deposits without defined maturities - For the purposes of calculating "Net Market Value," no consideration is given to the economic value of the Bank's long-term relationships with its depositors. For deposit liabilities without defined maturities, fair value is assumed to be the amount payable on demand at the reporting date. By ignoring what is commonly referred to as a core deposit intangible, no consideration is given to the present value of the Company's expected future profitability derived from those customer relationships. However, such value as calculated by the Company is disclosed net of applicable income taxes under the heading "Non-Financial Instruments." The aforementioned value has been calculated by comparing the rates paid on savings deposits to a rate paid on a wholesale borrowing having a maturity equal to the expected maturity of the savings deposits reduced by the cost to service and insure such deposits.

Mortgage-backed bonds and subordinated notes - Fair values are based on quoted market prices, dealer quotes, or on the discounted values of contractual cash flows using market derived spreads.

Securities sold under agreements to repurchase - Fair values are based on the discounted value of contractual cash flows using dealer quoted rates for agreements of similar terms and maturities.

Advances from Federal Home Loan Bank - The fair values of advances from the Federal Home Loan Bank is based on discounted values of contractual cash flows using rates currently offered in the marketplace for instruments with similar terms and maturities.

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

(5)  Mortgage-Backed Securities

Held for trading - Mortgage-backed securities held for trading at December 31, 1993, which are carried at fair value, are summarized as follows (in thousands):

Mortgage-backed pass-through certificates:
  GNMA......................................   $ 47,004
  FNMA......................................     56,580
  FHLMC.....................................     39,429
  Private pass-through......................     11,676
Interest rate cap agreements................        186
Options on financial futures contracts......        416
                                               --------
                                               $155,291
                                               ========

At December 31, 1993, accrued interest receivable on trading account securities totaled $736,000 and recorded but unrealized gains and losses totaled $1.7 million and $2.0 million, respectively. No mortgage-backed securities were held for trading at December 31, 1994.

Available for sale - The amortized cost and market value of mortgage-backed securities available for sale at December 31, 1994 are summarized as follows:

                                               Gross         Gross
                                 Amortized  Unrealized    Unrealized     Market
                                    Cost       Gains        Losses        Value
                                 ---------  ----------    ----------     -------
                                                (in thousands)
Mortgage-backed pass-through
 certificates:
 GNMA..........................   $  693,362    $    68   $(30,698)   $  662,732
 FNMA..........................      493,412         41    (18,002)      475,451
 FHLMC.........................      408,640          8    (13,519)      395,129
 Private pass-throughs.........       12,591         98       (652)       12,037
Mutual fund....................       25,000         --       (365)       24,635
Interest-only stripped coupon
 mortgage-backed pass-through
  certificates.................       13,575      1,681       (950)       14,306
Collateralized mortgage
 obligation residual interests.        5,899        326       (567)        5,658
Principal-only stripped coupon
 mortgage pass-through
 certificates..................        3,519         --       (452)        3,067
Interest rate swap, cap, and
 floor agreements..............       36,617     30,716     (4,378)       62,955
Exchange-traded options........           81        512         --           593
                                  ----------    -------   --------    ----------
                                  $1,692,696    $33,450   $(69,583)   $1,656,563
                                  ==========    =======   ========    ==========

Effective December 31, 1993, the Company adopted SFAS No. 115. At December 31, 1993, mortgage-backed securities with an amortized cost of $1.5 billion were classified as available for sale and a valuation account was established totaling $17.8 million to increase the recorded balance of such securities at December 31, 1993 to their fair value on that date. Additionally, a tax liability of $6.5 million was recorded to reflect the tax effect of the market valuation account and the net increase resulting from the market valuation adjustment at December 31, 1993 of $11.3 million was recorded as a separate component of stockholders' equity. Additionally, the Company recorded a $6.5 million impairment, net of tax benefit totaling $3.3 million, for an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests.

The amortized cost and market value of mortgage-backed securities available for sale at December 31, 1993 are summarized as follows:

                                               Gross      Gross
                                 Amortized  Unrealized  Unrealized   Market
                                    Cost       Gains      Losses      Value
                                 ---------  ----------  ----------   -------
                                                   (in thousands)
Mortgage-backed
 pass-through certificates:
 GNMA......................    $  121,120    $   755    $   (818)   $  121,057
 FNMA......................       811,428     32,791        (230)      843,989
 FHLMC.....................       434,475     12,860      (1,186)      446,149
 Private pass-throughs.....        79,468        168        (485)       79,151
Interest-only stripped
 coupon mortgage-backed
 pass-through certificates.        39,115      1,307      (2,308)       38,114
Collateralized mortgage
 obligation residual
 interests.................        13,274      1,156      (3,259)       11,171
Principal-only stripped
 coupon mortgage
 pass-through certificates.        15,179      4,255          --        19,434
Interest rate swap, cap,
 and floor agreements......         6,320        803     (27,978)      (20,855)
                               ----------    -------    --------    ----------
                               $1,520,379    $54,095    $(36,264)   $1,538,210
                               ==========    =======    ========    ==========

At December 31, 1994 and 1993, accrued interest receivable on mortgage-backed securities available for sale totaled $7.3 million and $10.1 million, respectively.

Included in the amortized cost of mortgage-backed securities available for sale at December 31, 1994 and 1993 is unamortized premiums, net of unearned discounts, totaling $4.0 million and $46.0 million, respectively.

Gross realized gains and gross realized losses on sales of mortgage-backed securities available for sale are summarized as follows:

                                 Year Ended December 31,
                             --------------------------------
                                1994       1993       1992
                             ----------  ---------  ---------
                                      (in thousands)
Gross realized gains.......   $ 15,263   $ 25,852    $13,534
Gross realized losses......    (43,471)   (11,193)    (7,403)
                              --------   --------    -------
 Net realized gain (loss)..   $(28,208)  $ 14,659    $ 6,131
                              ========   ========    =======

The amortized cost and market value of mortgage-backed securities available for sale at December 31, 1994 and 1993, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities due to normal amortization and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                             December 31,
                                            -----------------------------------------------
                                                       1994               1993
                                            ----------------------  -----------------------
                                              Amortized     Market    Amortized     Market
                                                Cost        Value       Cost        Value
                                            --------------  ------    ---------    --------
                                                             (in thousands)
Due in one year or less.................   $       --   $       --   $   12,009   $   11,631
Due after one year through five years...           --           --       44,955       43,935
Due after five years through ten years..           --           --      101,440      100,817
Due after ten years.....................    1,692,696    1,656,563    1,361,975    1,381,827
                                           ----------   ----------   ----------   ----------
                                           $1,692,696   $1,656,563   $1,520,379   $1,538,210
                                           ==========   ==========   ==========   ==========

Included above in the maturity group due after ten years at December 31, 1994 and 1993 are interest rate swap, cap, and floor agreements with an amortized cost totaling $36.6 million and $6.3 million, respectively, and estimated market value totaling $63.0 million and $(20.9) million, respectively. In addition, included in the maturity group due after 10 years at December 31, 1994, are exchange-traded options with a deferred gain of $512,000 and an estimated market value $593,000.

Held to maturity - The amortized cost and market value of mortgage-backed securities held to maturity at December 31, 1994 and 1993 are summarized as follows:

                                                 December 31, 1994
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized    Unrealized    Unrealized     Market
                                  Cost         Gains        Losses        Value
                                  ----        ---------    --------       -----
                                                  (in thousands)
Mortgage-backed
 pass-through certificates:
 GNMA......................    $   16,595     $   20    $    (722)    $   15,893
 FNMA......................       169,820        677       (4,194)       166,303
 FHLMC.....................       272,775      1,191       (6,991)       266,975
 Private pass-throughs.....     2,271,272        678      (96,423)     2,175,527
 Collateralized mortgage
  obligations..............       388,827        906      (17,602)       372,131
                               ----------     ------    ---------     ----------
                               $3,119,289     $3,472    $(125,932)    $2,996,829
                               ==========     ======    =========     ==========

                                              December 31, 1993
                                 -----------------------------------------------
                                              Gross        Gross
                                 Amortized   Unrealized   Unrealized    Market
                                    Cost       Gains       Losses       Value
                                ----------   ----------   ----------  ----------
                                               (in thousands)
Mortgage-backed
 pass-through certificates:
 GNMA.......................    $   49,921    $   769    $   (209)    $   50,481
 FNMA.......................       160,064      3,783        (358)       163,489
 FHLMC......................       207,180      4,945      (1,449)       210,676
 Private pass-throughs......     2,172,624     13,246      (8,123)     2,177,747
                                ----------    -------    --------     ----------
                                $2,589,789    $22,743    $(10,139)    $2,602,393
                                ==========    =======    ========     ==========

At December 31, 1994 and 1993, accrued interest receivable on mortgage-backed securities held to maturity totaled $18.1 million and $15.3 million, respectively.

Included in the amortized cost of mortgage-backed securities held to maturity are unamortized premiums, net of unearned discounts totaling $46.9 million and $50.4 million at December 31, 1994 and 1993, respectively. A substantial portion of the mortgage-backed securities have been pledged as collateral for borrowings under mortgage-backed bonds, securities sold under agreements to repurchase, and interest rate exchange agreements (see notes 12, 13, and 14, respectively).

Gross realized gains and gross realized losses on sales of mortgage-backed securities held to maturity are summarized as follows:

                                Year Ended December 31,
                             ----------------------------
                               1994       1993     1992
                             --------   --------  -------
                                        (in thousands)

Gross realized gains.......    $  --     $  --   $  3,265
Gross realized losses......     (231)     (663)        --
                               -----     -----   --------
 Net realized gain (loss)..    $(231)    $(663)  $  3,265
                               =====     =====   ========

The amortized cost and market value of mortgage-backed securities held to maturity at December 31, 1994 and 1993, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities due to normal amortization and because borrowers may have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                     December 31,
                                  --------------------------------------------------
                                           1994                      1993
                                  -------------------------  -----------------------
                                  Amortized      Market       Amortized    Market
                                    Cost         Value         Cost        Value
                                  -----------  ------------  -----------  ----------
                                                    (in thousands)
Due in one year or less....     $      943   $      926    $   12,868   $   13,003
Due after one year
 through five years........        295,324      287,266       212,634      212,398
Due after five years
 through ten years.........         47,673       47,281       186,521      188,095
Due after ten years........      2,775,349    2,661,356     2,177,766    2,188,897
                                ----------   ----------    ----------   ----------
                                $3,119,289   $2,996,829    $2,589,789   $2,602,393
                                ==========   ==========    ==========   ==========

(6)  Investment Securities

Available for sale - The amortized cost and market value of investment securities available for sale at December 31, 1993 is summarized as follows:

                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                     ---------  ----------  ----------  --------
                                                   (in thousands)

U.S. Government and agency
 obligations.......................  $  45,854  $      463  $      --   $ 46,317
                                     =========  ==========  ==========  ========

At December 31, 1993, accrued interest receivable on investment securities available for sale totaled approximately $652,000.

During 1994, all investment securities available for sale were sold. Realized gains and losses, based on the amortized cost of the securities sold, have been included in the consolidated statements of operations as "Net gain (loss) from financial instruments."

Effective December 31, 1993, the Company adopted SFAS No. 115. At December 31, 1993, investment securities with an amortized cost of $45.9 million were classified as available for sale and a valuation account was established in the amount of $463,000 to increase the recorded balance of such securities at December 31, 1993 to their fair value. Additionally, a tax liability of $171,000 was recorded to reflect the tax effect of the market valuation account and the net increase resulting from the market valuation adjustment at December 31, 1993 of $292,000 was recorded as a separate component of stockholders' equity.

Gross realized gains and gross realized losses on sales of investment securities available for sale are summarized as follows:

                               Year Ended December 31,
                               ------------------------
                               1994      1993     1992
                               ----      ----     ----
                                    (in thousands)

Gross realized gains.......    $  --     $  60    $  --
Gross realized losses......     (115)       --       --
                               -----     -----    -----
 Net realized gain (loss)..    $(115)    $  60    $  --
                               =====     =====    =====

The amortized cost and market value of investment securities available for sale at December 31, 1993, by contractual maturity, are summarized (in thousands) as follows:

                                          Amortized   Market
                                            Cost       Value
                                          ---------  ---------

Due in one year or less.................    $35,839    $36,148
Due after one year through five years...     10,015     10,169
Due after five years through ten years..         --         --
Due after ten years.....................         --         --
                                            -------    -------
                                            $45,854    $46,317
                                            =======    =======

Held to maturity - The amortized cost and market value of investment securities held to maturity are summarized as follows:

                                                 December 31, 1994
                                   ---------------------------------------------
                                                 Gross        Gross
                                   Amortized   Unrealized  Unrealized   Market
                                     Cost        Gains       Losses      Value
                                   ---------  ----------  -----------  ---------
                                                  (in thousands)

U.S. Government and agency
 obligations.....................   $115,500      $  208     $(1,814)   $113,894
Corporate securities.............     41,273       1,127        (124)     42,276
                                    --------      ------     -------   ---------
                                    $156,773      $1,335     $(1,938)   $156,170
                                    ========      ======     =======   =========


                                               December 31, 1993
                                  ----------------------------------------------
                                               Gross        Gross
                                  Amortized  Unrealized   Unrealized      Market
                                    Cost       Gains        Losses         Value
                                  ---------  ----------    ---------     -------
                                                   (in thousands)
U.S. Government and agency
 obligations...................    $ 2,426      $  418        $  --      $ 2,844
Corporate securities...........     50,695       3,151         (562)      53,284
Other securities...............          6          --           --            6
                                   -------      ------        -----      -------
                                   $53,127      $3,569        $(562)     $56,134
                                   =======      ======        =====      =======

At December 31, 1994 and 1993, accrued interest receivable on investment securities held to maturity totaled $1.2 million and $684,000, respectively.

Gross realized gains on sales of investments in securities held to maturity were $209,000, $0, and $734,000 for the years ended December 31, 1994, 1993, and
1992, respectively.

The amortized cost and market value of investment in securities held to maturity at December 31, 1994 and 1993, by contractual maturity, are summarized as follows:

                                                  December 31,
                                       ----------------------------------------
                                               1994                 1993
                                       ------------------   -------------------
                                       Amortized   Market   Amortized    Market
                                         Cost       Value     Cost        Value
                                       ---------   ------   ---------    ------
                                                      (in thousands)
Due in one year or less.............   $ 30,389   $ 30,269    $ 1,501    $ 1,501
Due after one year through five
 years..............................    113,064    111,404     37,877     38,118
Due after five years through ten
 years..............................     13,320     14,497     13,749     16,515
Due after ten years.................         --         --         --         --
                                       --------   --------    -------    -------
                                       $156,773   $156,170    $53,127    $56,134
                                       ========   ========    =======    =======

(7)  Loans Receivable, net

Loans receivable held to maturity are summarized as follows:

                                                        December 31,
                                                 ------------------------
                                                     1994         1993
                                                  ---------    -----------
                                                     (in thousands)
Loans secured by real estate:
Residential:
  Conventional.................................   $2,805,571    $2,278,221
  FHA/VA.......................................       82,421        88,334
  Other residential............................       37,710        43,416
                                                  ----------    ----------
   Total residential...........................    2,925,702     2,409,971
 Commercial....................................      132,316       144,295
 Construction..................................       18,489        95,550
 Other loans...................................       46,303        23,821
                                                  ----------    ----------
                                                   3,122,810     2,673,637

Less:
 Loans in process..............................       28,348        59,146
 Unearned (premiums) discounts.................       (1,479)        1,127
 Deferred loan fees............................          875         5,129
 Allowance for losses..........................       22,915         9,056
                                                  ----------    ----------
                                                  $3,072,151    $2,599,179
                                                  ==========    ==========
Weighted average interest rate at end of year..         7.43%         7.09%
                                                  ==========    ==========
Adjustable rate mortgages (included above).....   $1,888,659    $1,468,785
                                                  ==========    ==========

At December 31, 1994 and 1993, accrued interest receivable on loans totaled approximately $18.4 million and $13.6 million, respectively.

At December 31, 1994, the Company had troubled-debt restructurings with carrying values totaling approximately $2.8 million, consisting primarily of loans secured by land, a nursing home, and a multi-family apartment building, all of which are located in Missouri. Interest on loans involved in troubled-debt restructurings that would have been recorded as income for the years ended December 31, 1994, 1993, and 1992, had the loans been current in accordance with their original terms, totaled $222,000, $272,000, and $301,000, respectively. Interest on such loans that was actually recorded as income for the years ended December 31, 1994, 1993, and 1992 totaled $184,000, $234,000, and $178,000, respectively.

Activity in the allowance for losses on loans receivable is summarized as follows:

                                                 Year Ended December 31,
                                           ------------------------------------
                                             1994          1993         1992
                                           ---------     ---------   ----------
                                                      (in thousands)

Balance, beginning of year...............   $ 9,056     $10,753      $  9,063
Provision charged to expense.............    12,432         706         2,648
Additions acquired through acquisitions..     2,483          --           982
Charge-offs, net.........................    (1,056)     (2,403)       (1,940)
                                            -------     -------      --------
Balance, end of year.....................   $22,915     $ 9,056      $ 10,753
                                            =======     =======      ========


(8) Allowance for Losses on Real Estate

Activity in the allowance for losses on real estate is summarized as follows:

                                               Year Ended December 31,
                                            -----------------------------
                                              1994        1993     1992
                                            -------     -------  --------
                                               (in thousands)
Balance at beginning of year.............   $ 3,737    $ 4,776   $ 17,531
Provision for real estate losses.........     4,581      4,238      6,481
Additions acquired through acquisitions..       197         --         --
Charge-offs..............................    (2,031)    (5,277)   (19,236)
                                            -------    -------   --------
Balance at end of year...................   $ 6,484    $ 3,737   $  4,776
                                            =======    =======   ========

(9)  Purchased Mortgage Servicing Rights

The Company services loans for its own account and also services conventional, U.S. Veterans Administration-guaranteed and Federal Housing Administration-insured loans for third-party investors under loan servicing agreements. Pursuant to these agreements, the Company typically collects from the borrower monthly payments of principal and interest on mortgage loans and additional amounts towards payment of real estate taxes and insurance. The Company retains its servicing fee from such payments and remits the balance of the principal and interest payments to the investors in the mortgage loans or associated mortgage-backed securities.

At December 31, 1994 and 1993, the Company serviced 83,537 loans totaling $5.3 billion and 78,755 loans totaling $5.1 billion, respectively. Of those amounts, $2.5 billion and $1.7 billion were serviced on the Company's own behalf at December 31, 1994 and 1993, respectively.

Activity in purchased mortgage servicing rights is summarized as follows:

                                                   At December 31,
                                            -------------------------------
                                              1994       1993       1992
                                            ---------  ---------  ---------
                                                 (in thousands)
Balance at beginning of year..........       $28,117   $ 49,647   $ 40,128
Purchases.............................            --     14,660     25,743
Amortization..........................        (5,561)   (36,190)   (16,224)
                                             -------   --------   --------
Balance at end of year................       $22,556   $ 28,117   $ 49,647
                                             =======   ========   ========

(10)  Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

                                                      December 31,
                                                     --------------
                                                     1994      1993
                                                     ----      ----
                                                     (in thousands)
Land, office buildings, and improvements........   $53,463   $44,854
Furniture and equipment.........................    20,085    25,383
Leasehold improvements..........................     4,339     4,346
                                                   -------   -------
                                                    77,887    74,583
Less accumulated depreciation and amortization..    24,404    26,787
                                                   -------   -------
                                                   $53,483   $47,796
                                                   =======   =======

Depreciation and amortization expense on office properties and equipment totaled $5.8 million, $4.3 million, and $3.8 million for the years ended December 31, 1994, 1993, and 1992, respectively.

During March 1984, the Company sold the corporate headquarters office building and leased it back under an operating lease with a primary term of 15 years.
The sale resulted in a gain of $4.0 million. The gain was deferred and is being amortized to income by the straight-line method over the primary lease term. At the end of the primary lease term, the Company has various options, which include repurchasing the building at fair market value or exercising lease renewal options.

Minimum lease payments (in thousands) for the years ending December 31 are summarized as follows:

          1995...............   $ 3,157
          1996...............     3,084
          1997...............     2,605
          1998...............     2,234
          1999...............       962
          2000 through 2014..     2,806
                                -------
                                $14,848
                                =======

Rent expense totaled $4.7 million, $4.3 million, and $3.4 million for the years ended December 31, 1994, 1993, and 1992, respectively.

(11)  Savings Deposits

Savings deposits are summarized as follows:

                                                                                           December 31,
                                                               --------------------------------------------------------------------
                                                                        1994                                   1993
                                                               --------------------------------  ----------------------------------
                                                                             Percent    Average                Percent     Average
                                                                 Amount     of Total     Rate       Amount     of Total     Rate
                                                               -----------  ---------  --------  ------------  ---------  ---------
                                                                                      (dollars in thousands)
Demand deposits:
 NOW.........................................................   $  335,261       6.8%     1.12%    $  506,881      10.0%      1.45%
 Passbook....................................................      396,002       8.1      2.29        366,887       7.2       2.52
 Money market demand accounts................................      558,991      11.4      3.06        653,470      12.9       2.86
                                                                ----------     -----               ----------     -----
  Total demand deposits......................................    1,290,254      26.3      2.32      1,527,238      30.1       2.31
                                                                ----------     -----               ----------     -----
Certificates of deposit:
 Jumbo ($100,000 or more)....................................      207,355       4.3      5.46        207,125       4.0       4.56
 Other.......................................................    3,401,230      69.4      5.12      3,342,621      65.8       4.67
                                                                ----------     -----               ----------     -----
  Total certificates of deposit..............................    3,608,585      73.7      5.14      3,549,746      69.8       4.66
                                                                ----------     -----               ----------     -----
Net adjustment related to purchase
 method of accounting........................................          550        --        --          4,512        .1         --
                                                                ----------     -----               ----------     -----
                                                                $4,899,389     100.0%     4.38%    $5,081,496     100.0%      3.95%
                                                                ==========     =====      ====     ==========     =====       ====

The scheduled maturities of certificates of deposit at December 31, 1994 and 1993 are summarized as follows:

                                                                                             December 31,
                                                                       --------------------------------------------------------
                                                                                 1994                          1993
                                                                       -------------------------     --------------------------
                                                                                        Percent                       Percent
                                                                         Amount         oi Total       Amount         of Total
                                                                       -----------     ---------     -----------     ---------
                                                                                          (dollars in thousands)
Due within:
 One year.....                                                          $1,998,163       55.4%       $2,318,799         65.3%
 Two years....                                                             725,953       20.1           540,638         15.2
 Three years..                                                             406,549       11.3           286,112          8.1
 Four years...                                                             174,495        4.8           200,729          5.7
 Five years...                                                             230,928        6.4           147,294          4.2
 Thereafter...                                                              72,497        2.0            56,174          1.5
                                                                       -----------     --------      -----------     ---------
                                                                        $3,608,585      100.0%       $3,549,746        100.0%
                                                                       ===========    =========     ============    ==========

At December 31, 1994 and 1993 accrued interest payable on deposits totaled $6.7 million and $7.1 million, respectively.

At December 31, 1994, mortgage-backed securities held to maturity with a carrying value of $28.6 million and a fair value of $28.8 million are pledged to secure certain certificates of deposits issued to governmental units and other entities.

Interest expense on savings deposits by type is summarized as follows:

                                          Year Ended December 31,
                                        ---------------------------
                                        1994       1993      1992
                                        ----      ------     ----
                                              (in thousands)
Passbook..........................   $  9,821   $  8,527   $  8,984
NOW and money market demand
 accounts.........................     23,706     21,933     22,352
Certificates of deposit...........    166,663    162,145    184,136
                                     --------   --------   --------
                                    $ 200,190   $192,605   $215,472
                                     ========    =======    =======

(12)  Mortgage-Backed Bonds

Mortgage-backed bonds are summarized as follows:

                                            December 31,
                               -------------------------------------
                                      1994                1993
                               ----------------   ------------------
                                Amount   Coupon     Amount   Coupon
                               ------- --------   ---------  -------
                                        (in thousands)
Due April 15, 2018.........   $ 19,756   10.125%   $74,070   10.125%
                                         ======              ======
Less unamortized discount..         96                 375
                               -------             -------
                               $19,660             $73,695
                               =======             =======

Interest on mortgage-backed bonds is payable semiannually. Mortgage-backed bonds are collateralized by mortgage-backed securities with a carrying value of $34.5 million and $130.0 million and a market value of $34.6 million and $131.0 million at December 31, 1994 and 1993, respectively.

During 1994, 1993, and 1992, the Company repurchased or defeased mortgage-backed bonds totaling $54.3 million, $72.9 million, and $108.9 million, respectively. This resulted in pretax losses totaling approximately $7.2 million, $3.0 million, and $5.8 million in 1994, 1993, and 1992, respectively, and have been recorded, net of their tax effect, as an extraordinary item as required under the provisions of Accounting Principle Board (APB) Opinion No. 30 and SFAS No. 4.

(13)  Securities Sold Under Agreements to Repurchase

Mortgage-backed securities sold under agreements to repurchase are treated as financings. The securities underlying the agreements are book entry securities and were delivered, by appropriate entry, to the major investment banking firms (dealers) used in the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities or substantially identical securities at the maturities of the agreements. Agreements involving the same securities totaled approximately $1.1 billion and $378.3 million, had a carrying value (including accrued interest) of approximately $1.2 billion and $400.1 million, and had a market value of approximately $1.2 billion and $413.3 million at December 31, 1994 and 1993, respectively.

Agreements involving substantially identical securities totaled approximately $151.7 million and $212.1 million, had a carrying value (including accrued interest) of approximately $152.4 million and $206.2 million, and had a market value of approximately $152.4 million and $211.7 million at December 31, 1994 and 1993, respectively.

The scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

                                                        December 31,
                                                 ------------------------
Maturity                                             1994         1993
- --------                                         ------------  ----------
                                                      (in thousands)
Maturing within 30 days........................   $1,158,127    $590,401
Over 90 days...................................       50,000          --
                                                  ----------    --------
                                                  $1,208,127    $590,401
                                                  ==========    ========
Weighted average interest paid at end of year..         5.96%       3.42%
                                                        ====        ====

Securities sold under agreements to repurchase averaged $1.2 billion, $1.3 billion, and $685.0 million for the years ended December 31, 1994, 1993, and 1992, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 1994, 1993, and 1992 were $1.7 billion, $1.5 billion, and $938.9 million, respectively. The weighted average interest rate paid on securities sold under agreements to repurchase was 4.47%, 3.74%, and 3.46% for the years ended December 31, 1994, 1993, and 1992, respectively.

(14) Advances From Federal Home Loan Bank

Advances from the FHLB are summarized as follows (in thousands):

                                                            December 31,
                                       -----------------------------------------------------
                                                1994                       1993
                                       -----------------------------------------------------
                                                       Weighted                     Weighted
                                                        Average                     Average
                                         Amount          Rate         Amount         Rate
                                       ----------      ---------     -------       ---------
                                                               (in thousands)
1994................................  $       --           --%      $  895,000         3.76%
1995................................     738,000         5.95           50,000         6.33
1996................................     420,000         5.42          260,000         5.14
1997................................     415,756         6.32               --           --
1998................................      57,500         5.55           50,000         3.25
2000................................      75,000         5.97               --           --
2003................................       2,000         6.39            2,000         6.39
                                      ----------                    ----------
                                       1,708,256         5.90%       1,257,000         4.13%
                                                         ====                          ====
Net adjustment related to purchase
 method of accounting                        318                            --
                                      ----------                    ----------
                                      $1,707,938                    $1,257,000
                                      ==========                    ==========

The Company is required to maintain mortgage-backed securities with a market value of 100% of outstanding collateralized advances and qualifying loans with principal balances aggregating 150% of outstanding noncollateralized advances. FHLB stock is also pledged as collateral for these advances.

During April 1994, the Company terminated a $100.0 million advance from the FHLB while restructuring its portfolio in order to maintain the Company's existing interest rate position. This resulted in a pretax loss totaling approximately $980,000 in 1994, and has been recorded, net of its tax effect, as an extraordinary item as required under the provisions of APB Opinion No. 30 and SFAS No. 4.

(15)  Subordinated Notes

In July 1992, the Company issued $28.8 million of 9.5% subordinated notes due August 1, 2002. The payment of principal and interest on the notes is subordinated at all times to any indebtedness of the Company outstanding or incurred after the date of issuance. At December 31, 1994, the Company has no indebtedness senior to the subordinated notes. However, obligations of the Bank, including depositors, have first claim on the assets of the Bank. Costs incurred in the transaction totaled approximately $1.4 million and are being amortized over the life of the notes yielding an effective interest rate of 10.47%. The subordinated notes are callable at the option of the Company after August 1, 1995 at par plus accrued interest. In the indenture relating to the subordinated notes, the Company is restricted as to the amounts of additional indebtedness it may incur and the amount of dividends and other distributions it may pay to its stockholders.

During 1991, the Company, under the name Farm & Home, issued $31.0 million of 13.0% subordinated debentures in exchange for all of its 13.0% Series A Cumulative Exchangeable Preferred Stock. The debentures, which were reported net of discount of $4.0 million, had a net book value of $27.0 million at December 31, 1993, were scheduled to mature in 2016, and had an effective interest rate of 13.58%. In June 1994, using the proceeds from the issuance of 319,000 shares of preferred stock and cash reserves, these debentures were called at par. This resulted in a pretax loss totaling $4.0 million which has been recorded net of its tax effect as an extraordinary item as required under the provisions of APB Opinion No. 30 and SFAS No. 4.

(16)  Interest Rate Swap, Cap, Floor, and Collar Agreements

In connection with its asset/liability management program, the Company has entered into interest rate exchange, cap, floor, and collar agreements with other counterparties. The Company is not a dealer nor does it make a market in interest rate exchange, cap, floor, or collar agreements. The Company does not trade the instruments and the Board of Directors approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

Interest rate exchange agreements are used to reduce core interest rate risk with the objective of stabilizing the Company's net interest income over time. The Company enters into interest rate exchange agreements entirely as a risk management tool. Typically, the Company pays a fixed rate of interest for a fixed period of time and receives a variable rate of interest indexed to the London Interbank Offered Rate (LIBOR). The difference between the fixed rate paid and the variable rate received is recorded in the consolidated statements of operations as a component of interest expense as "Interest rate exchange agreements, net." Changes in the variable rates in the Company's interest rate exchange agreements are designed to offset changes in the Company's cost of short-term deposits and other borrowings.

Interest rate swap agreements are summarized as follows (dollars in thousands):


                                                  December 31, 1994
                               -------------------------------------------------------
                                Notional     Average   Average   Weighted
                                Principal     Rate       Rate     Average     Fair
                                 Amount     Received     Paid    Maturity     Value
                               -----------  ---------  --------  --------  -----------

Fixed interest rate paid.....   $1,415,000      6.00%     7.48%  4.25 yrs   $  (8,445)
Variable interest rate paid..      159,000      7.36      5.57   7.05 yrs      (6,566)
                                ----------                                 ----------
  Combined...................   $1,574,000      6.13%     7.28%             $ (15,011)
                                ==========      ====      ====             ==========



                                                  December 31, 1994
                               -------------------------------------------------------
                                Notional    Average    Average   Weighted
                                Principal     Rate      Rate      Average     Fair
                                 Amount     Received    Paid     Maturity    Value
                               -----------  --------   -------   --------  ----------
Fixed interest rate paid.....   $1,446,250      3.42%     7.75%  4.11 yrs   $(163,035)
Variable interest rate paid..      159,000      7.36      3.38   8.04 yrs      13,409
                                ----------                                 ----------
  Combined...................   $1,605,250      3.81%     7.32%             $(149,626)
                                ==========      ====      ====             ==========

The risks generally associated with interest rate exchange agreements are also the same as for cap, floor, and collar agreements. Such risks are the risk that the counterparty in the agreement may default ("credit risk"), the risk that at the time of any such default, interest rates may have moved unfavorably from the perspective of the nondefaulting party ("market risk") and the risk that interest accrued and due to the Company previously reflected in the consolidated balance sheets may not be received as a result of the default. The Company's interest rate exchange, cap, floor, and collar agreements have been entered into with nationally recognized commercial and investment banking firms. As such, the Company does not anticipate non performance by the counterparties.

Interest rate cap, floor, and collar agreements are summarized as follows (dollars in thousands)

                  Notional   Average     Current  Weighted
Outstanding      Principal     Cap        Index    Average  Carrying     Fair
December 31,      Amount       Rate        Rate   Maturity   Value      Value
- --------------  -----------  --------   --------- --------  --------  ---------
Caps:
1994..........   $2,552,500    8.381%     5.968%  5.26 yrs   $45,746   $71,175

1993..........   $1,846,500    8.846%     3.361%  4.12 yrs   $21,640   $12,175

                   Notional   Average  Current    Weighted
                  Principal    Floor    Index      Average   Carrying  Fair
                   Amount      Rate      Rate     Maturity     Value   Value
                 ----------  --------- --------  ---------   -------  --------
Floors:
1994..........   $1,570,000    5.243%     4.882%  6.80 yrs   $33,979   $ 7,166

1993..........   $1,670,000    5.378%     3.404%  5.18 yrs   $39,403   $68,301

                    Notional  Average   Current   Weighted
                   Principal Floor/Cap   Index     Average   Carrying   Fair
                    Amount     Rate       Rate    Maturity   Value     Value
                ------------  --------  -------   --------   --------  --------
Collar:
1994..........   $   25,000   5.25%/      6.063%  3.84 yrs   $   210   $    51
                             10.25%/
1993..........   $   25,000   5.25%/      3.562%  4.84 yrs   $   282   $  (875)
                             10.25%/

Mortgage-backed securities with a carrying value of $142.5 million and $231.4 million and a market value of $135.1 million and $236.4 million collateralized various interest rate swap agreements at December 31, 1994 and 1993, respectively.

At December 31, 1994, unamortized fees related to the purchase of interest rate cap, floor, and collar agreements total $80.0 million. The annual amortization of the unamortized fees is summarized as follows (in thousands):

                        Available
                        For Sale    Other     Total
                        ---------  --------  --------

 1995...............    $ 8,348   $ 5,269   $13,617
 1996...............      8,316     5,269    13,585
 1997...............      6,335     5,263    11,598
 1998...............      4,230     5,020     9,250
 1999...............      3,073     4,502     7,575
 2000 through 2004..      6,315    17,995    24,310
                        -------   -------   -------
                        $36,617   $43,318   $79,935
                        =======   =======   =======

The Company has terminated interest rate swap and floor agreements which have resulted in deferred gains and losses. At December 31, 1994 net deferred gains totaled approximately $4.6 million. The annual amortization of the deferred gains (losses) is summarized as follows (in thousands):

        1995...............   $(6,306)
        1996...............       870
        1997...............     1,590
        1998...............     2,676
        1999...............     1,870
        2000 through 2002..     3,870
                              -------
                              $ 4,570
                              =======



At December 31, 1994, 11,072 financial futures contracts with a face amount of $11.1 billion were utilized to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. For the year ended December 31, 1994 the recognized gain on these contracts was $39.5 million.

During August 1996, the staff of the Securities and Exchange Commission (Staff) performed a regular review of the Company's 1995 Form 10-K in conjunction with Registration Statements on Form S-4 filed by the Company related to three pending acquisitions.

As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition of gains and losses resulting from the mark to market of the Company's financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.

At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts (SFAS No. 80)", thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported 1994 net income and decreasing previously reported 1995 net income by $18.0 million (on a fully-diluted pershare basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995). This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the financial futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period.

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

(17)  Net Gain (Loss) from Financial Instruments

Net gain (loss) from financial instruments is summarized as follows:

                                                     Year Ended December 31,
                                                    ----------------------------
                                                    1994       1993       1992
                                                    ----       ----       ----
                                                           (in thousands)
  Mortgage-backed securities held to maturity   $   (231)   $  (663)   $ 3,265
  Investment securities held to maturity.....        209         --        734
  Mortgage-backed securities held for trading     (4,545)     2,668      5,140
  Mark to market of financial futures
   contracts.................................     39,508         --         --
  Mortgage-backed securities available for
   sale......................................    (28,208)    14,659      6,131
  Investment securities available for sale...       (115)        60         --
  Cancellation cost of interest rate exchange
   agreements................................     (8,910)    (4,496)    (2,520)
  Options expense............................     (8,368)    (1,582)    (1,356)
                                                --------    -------    -------
                                                $(10,660)   $10,646    $11,394
                                                ========    =======    =======

(18)  Pension and Other Employee Benefits

Substantially all employees are included in a trusteed defined benefit pension plan. Benefits contemplated by the plan are funded through payments to the Financial Institutions Retirement Fund, which operates a multi-employer plan and does not report relative plan assets and actuarial liabilities of the individual participating associations. The cost of funding is charged to current operations. There is no unfunded liability for past service. In addition, the Company adopted, in 1989, a retirement plan for outside directors. Pension expense totaled $359,000, $205,000, and $138,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

The Company maintains a thrift savings plan, qualifying under Section 401(k) of the Internal Revenue Code, administered by the Financial Institutions Thrift Plan, and covering substantially all employees. Participants may designate up to 15% of their annual compensation as their contribution to the plan. Contributions by employees of up to 6% of their annual compensation are partially or fully matched by the Company based on each employee's number of years of service. Matching contributions by the Company totaled $866,000, $779,000, and $662,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

On December 31, 1992, the Company formed an Employee Stock Ownership Plan
(ESOP). The ESOP covers substantially all employees with more than one year of employment who have attained the age of twenty-one. The ESOP provides for a grant of the Company's stock equal to 1% of the annual compensation of each eligible employee up to annual compensation of $75,000. Contributions are made on December 31 of each year for all eligible employees on that date. Dividends on shares held in each employee's account are reinvested. Contributions made to the ESOP by the Company totaled $448,000, $842,000, and $732,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

(19) Postretirement Benefits Other Than Pensions

The Company sponsors an unfunded retiree medical, dental, and death benefits plan covering eligible employees who retired prior to July 1, 1990 and retired Directors from the merged Company under the name Farm & Home. The plan is contributory with retiree contributions adjusted from time to time. The Company
adopted the provisions of SFAS No. 106 on January 1, 1993.   SFAS No. 106
changes the practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of providing these benefits over the period that the employee renders the necessary service. As permitted under this standard, the Company has elected to accrue the accumulated postretirement benefit obligation (APBO) at January 1, 1993 (the transition obligation) over the remaining life expectancy period of the plan participants.

The following sets forth the plan's funded status:

                                                              December 31,
                                                         -----------------------
                                                            1994        1993
                                                         ----------  -----------
                                                              (in thousands)
Accumulated Postretirement Benefit Obligation:
 Retirees..............................................     $2,746     $2,954
 Fully eligible active participants....................         74         82
                                                            ------     ------
  Total APBO...........................................      2,820      3,036
Unrecognized transition obligation.....................      2,354      2,772
                                                           -------     ------
Accrued balance sheet liability........................    $   466     $  264
                                                           =======     ======


Net periodic postretirement benefit cost included the following components:

                                                              Years Ended
                                                              December 31,
                                                              ------------------
                                                              1994         1993
                                                             -------    --------
                                                             (in thousands)

Amortization of transition obligation..................      $  218       $  226
Interest cost..........................................         205          267
                                                             ------       ------
   Total expense.......................................      $  423       $  493
                                                             ======       ======

The weighted average discount rate used in determining the APBO was 8.5% and 7.0% for December 31, 1994 and 1993, respectively. The annual assumed rate of increase in the per capita cost of covered benefits is 11.0% and 14.7% for pre-65 medical benefits and 9.0% and 12.4% for post-65 medical benefits at December 31, 1994 and 1993, respectively. All rates are assumed to decrease gradually to 5.5% and 4.5% by the year 2006 and 2005, respectively. Increasing the assumed health care cost trend rates by one percentage point in each year will increase the APBO as of December 31, 1994 by $207,000 and the interest cost component of net periodic postretirement benefit cost for the year ended December 31, 1994 by $15,000.


(20)  Income Taxes

If certain conditions are met, savings and loan associations and savings banks are allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses are tax-preference items, and are subject to a minimum tax. The Company used the percentage of taxable income method for the years ended December 31, 1994, 1993, and 1992 in determining the bad debt deduction for tax purposes.

Income tax expense (benefit) before extraordinary item and the cumulative effect of change in accounting principle is summarized as follows:

                           Year Ended December 31,
                        ------------------------------
                          1994       1993      1992
                        ---------  --------  ---------
                               (in thousands)
Current:
 Federal..............  $ 38,520    $11,186   $20,991
 State................     2,699      1,743     2,257
Deferred:
 Federal..............   (14,805)    12,994    (4,408)
 State................    (1,030)     1,211      (953)
                        --------    -------   -------
                        $ 25,384    $27,134   $17,887
                        ========    =======   =======


The reasons for the difference between the expected income taxes, computed at the statutory rates of 35% for the years ended December 31, 1994 and 1993 and 34% for the year ended December 31, 1992, and the actual income taxes are summarized as follows:

                                                   Year Ended December 31,
                                                ------------------------------
                                                   1994      1993       1992
                                                   ----      ----       ----
                                                         (in thousands)
  Computed "expected" income tax.............   $26,236    $28,141    $17,727
  Amortization of fair value in excess of
   cost of net assets acquired...............      (139)      (144)        --
  Income on tax-exempt mortgage loans........      (165)      (160)      (258)
  State income taxes, net of federal tax
   benefit...................................     1,085      1,920        861
  Resolution of federal tax controversies....    (3,110)    (1,709)        --
  Nondeductible acquisition costs............     2,469         --         --
  Other, net.................................      (992)      (914)      (443)
                                                 -------    -------    -------
                                                $25,384    $27,134    $17,887
                                                =======    =======    =======

On January 1, 1993, the Company adopted SFAS No. 109 which required a change in accounting for income taxes from the deferral method to the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income tax expense (benefit) results from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these timing differences and the related tax effects for the year ended December 31, 1992 is summarized as follows (in thousands):



 Provisions for losses on loans......................  $   992
 Unrealized losses on securities carried
   at market value ..................................   (3,761)
 Hedging gains not deducted for income
   tax purposes......................................    1,289
 Interest rate exchange agreement modification
   costs deferred for income tax purposes............    1,122
 Interest rate exchange agreement cancellation
   fee deferred for financial reporting purposes.....   (4,411)
 Stock dividends from FHLB...........................    1,039
 Provision for losses on real estate.................    2,833
 Litigation settlement...............................   (4,442)
 Other, net..........................................      (22)
                                                       -------
                                                      $ (5,361)
                                                        ======

The components of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are summarized as follows:

                                                          December 31,
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                         (in thousands)

Deferred tax assets:
 Discounts and premiums related to the
  purchase method of accounting......................   $ 1,450  $ 2,341
 Unrealized losses on securities subject
  to five year amortization..........................     2,442    1,244
 Interest rate exchange agreement modification
  costs deferred for income tax purposes.............    13,299    8,257
 Deferred compensation...............................       779      294
 Deferred loan fees..................................        --      824
 Litigation settlement...............................     2,365    2,788
 Provision for losses on real estate.................       513    1,490
 Accrued interest income recognized for tax
   purposes..........................................     1,642       --
 Investment security modification....................     2,529    4,270
 Purchased mortgage service rights...................     2,241       --
 Provision for losses on loans.......................     9,456    3,904
 Other...............................................     1,941    3,823
                                                        -------  -------
   Total deferred tax assets.........................    38,657   29,235
                                                        -------  -------
Deferred tax liabilities:
 Stock dividends from FHLB...........................     7,210    6,153
 Interest rate exchange agreement cancellation fees
  deferred for financial reporting purposes..........     3,052    5,564
 Cash versus accrual basis reporting of interest
  income on loans generated prior to
  September 25, 1985.................................     1,080    1,251
 Unrealized losses on securities booked to equity....     3,025    5,721
 Excess of current tax bad debt reserve over
  base year..........................................     3,755    2,833
 Core deposit intangible assets......................     1,220    2,565
 Real estate mortgage investment
  conduit income.....................................     2,799    2,647
 Conversion of stock to debt.........................       ---    1,378
 Other...............................................     1,206    1,874
                                                        -------  -------
  Total deferred tax liability.......................    23,347   29,986
                                                        -------  -------
     Net deferred tax asset (liability)..............   $15,310  $  (751)
                                                        =======  =======

Retained earnings at December 31, 1994 included earnings of approximately $90.9 million representing tax bad debt deductions, net of actual bad debts and bad debt recoveries, for which no provision for Federal income taxes has been made. If these amounts are used for any purpose other than to absorb loan losses, they will be subject to Federal income taxes at the then prevailing corporate rate.

(21) 6.5% Non-Cumulative Perpetual Convertible Preferred Stock

On March 2, 1993, the Company completed the public offering of 920,000 shares of 6.5% non-cumulative perpetual convertible preferred stock with a liquidation preference of $50 per share. The net proceeds from the issuance totaled $44.2 million. Each share of preferred stock is convertible, at the option of the holder, into shares of the Company's common stock, par value $.01 per share at a conversion price of $40 per share of common stock, subject to adjustment in certain events. The preferred stock is redeemable, at the option of the Company, in whole at any time or in part, from time to time, on or after May 16, 1997 at $50 per share, plus accrued and unpaid dividends for the then-current quarterly dividend period to the date fixed for redemption.

On August 17, 1993 after the approval by the Board of Directors, the Company issued 80,000 additional shares of 6.5% non-cumulative perpetual convertible preferred stock. These newly issued shares were exchanged for 119,025 shares of common stock of the Company. The market value of the preferred stock issued was equal to that of the common stock being exchanged. As a result of these transactions 1,000,000 shares of the 6.5% non-cumulative perpetual convertible preferred stock was issued and outstanding at December 31, 1993.

On June 30, 1994, the Company completed the offering of 319,000 shares of 6.5% non-cumulative perpetual convertible preferred stock. The net proceeds from the issuance totaled $21.3 million. The net proceeds from the offering, together with other cash on hand were used for the early retirement of 13.0% subordinated exchange debentures issued by the Company under the name Farm & Home.

(22)  Stock Option and Incentive Plan

The 1986 Stock Option and Incentive Plan (Plan) was adopted to enable the Company to attract and retain key personnel. The Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock awards, and stock appreciation rights. The Plan authorizes the issuance of up to 4,500,000 shares of the Company's common stock. During 1990, as a result of the merger conversion with Home Federal Savings of Alton, nonqualified stock options were issued to acquire 12,000 common shares of the Company's stock at an exercise price of $10.50 per share. The options were not issued pursuant to, or governed by, the Plan. During 1992, as a result of the merger conversion acquisitions of Conservative Bank and First Granite City Savings and Loan nonqualified stock options were issued to acquire 24,000 common shares of the Company's stock at an exercise price of $21.00. Also during 1992, as a result of the acquisition of Brookside, nonqualified stock options were issued to acquire 50,000 common shares of the Company's stock at an exercise price of $20.00 per share. The options were not issued pursuant to or governed by the Plan. At December 31, 1994, there were options outstanding to purchase 1,149,628 shares which had been granted and were exercisable. Information on the Company's stock options are summarized as follows:

                                    Average Price               Per Share Option
                                      Per Share      Shares       Price Range
                                    -------------  -----------  ----------------
  Outstanding at December 31, 1991     $13.09        562,170
    Granted                             22.80        224,880
    Exercised                           10.02        (17,847)
    Cancelled                            9.31        (85,932)
                                        -----      ---------
 Outstanding at December 31, 1992       16.84        683,271        $9.00-41.25
                                                                ---------------
    Issued-stock split                     --        151,850
    Granted                             41.20         46,000
    Exercised                           10.00        (83,122)
    Cancelled                           10.99         (2,513)
                                        ------     -----------
  Outstanding at December 31, 1993      15.77        795,486        $9.00-41.25
                                                                ---------------
    Issued-stock split                     --      1,568,989
    Granted                             13.89        205,500
    Exercised                            4.63     (1,420,347)
    Cancelled                            --          --
                                        ------     ----------
 Outstanding at December 31, 1994      $ 7.67      1,149,628        $3.00-15.50  (1)
                                        ======     ==========   ---------------  ---

 (1)  Reflects three-for-one stock split.
 ----------------------------------------

(23)  Regulatory Capital

The capital regulations, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), require institutions to maintain tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and 8% risk-based capital. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance- sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. The Office of Thrift Supervision (OTS) has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with their risk-based capital requirement, an amount equal to one-half of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. As of December 31, 1994, the Company met all capital requirements.


Under OTS regulations, "capital distributions" are defined as cash dividends, payments by a savings association to repurchase or otherwise acquire its shares, payments to stockholders of another entity in a cash-out merger, and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. An institution that has regulatory capital that is at least equal to its capital requirement and has not been notified that it "is in need of more than normal supervision" is a Tier 1 institution. As a Tier 1 institution, the Bank is permitted, after prior notice to the OTS, to make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one half its "surplus capital ratio," which is the percentage by which the ratio of its regulatory capital to assets exceeds the ratio of its capital requirement to assets at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval. The Bank exceeded its tangible, core, and risk-based capital requirements at December 31, 1994 by approximately $335.6 million, $212.9 million, and $222.8 million, respectively. The Company is also subject to Delaware law which limits dividends to an amount equal to the excess of a corporation's net assets over paid-in capital or, if there is no excess, to its net profits for the current and immediately preceding fiscal year.

(24)  Commitments and Contingencies

As of December 31, 1994, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $4.3 million, adjustable-rate mortgage loans of approximately $38.5 million, and adjustable-rate residential construction loans of approximately $85,000. The Company had outstanding commitments to purchase fixed-rate mortgage loans of approximately $549,000 and adjustable-rate mortgage loans of approximately $14.1 million. Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the statement of condition. The amount of credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

As of December 31, 1994, the Company had outstanding commitments to purchase and sell mortgage-backed securities of approximately $642.8 million and $49.0 million, respectively. The differences between the committed prices and the market values at December 31, 1994 have been taken into consideration in the mark to market adjustments for the available for sale securities portfolios as appropriate.

(25) Litigation

As a result of the acquisition of Farm & Home which was completed in June 1994, the Company has become successor to certain legal proceedings which involved Farm & Home. The following is a discussion of such proceedings.

Southbend Subdivision Prior to 1985, the Southbend Subdivision was developed by Farm & Home Savings and a co-developer on property owned by Farm & Home Savings adjacent to a toxic waste disposal site near Houston, Texas (the Brio Site). As a result of action by the U.S. Environmental Protection Agency (the EPA), a task force made up of eleven major corporations that contributed waste to the site (the Brio Site Task Force) agreed in 1989 to remediate the Brio Site, including any off-site contamination related to the Brio Site. Recently, EPA has reevaluated the planned remediation and it is not known at this time when a final plan will be approved. However, it is anticipated that once a final plan is approved, the Brio Site Task Force will be responsible for carrying out the planned remediation. Neither Farm & Home nor Farm & Home Savings has ever been a member of the Brio Site Task Force, nor has the EPA, to date, designated either of them a "potentially responsible party" with respect to the Brio Site.

Pursuant to a Release and Settlement Agreement entered into in May 1987 (the 1987 Settlement Agreement), United States Fire Insurance Company, North River Insurance Company, and Commonwealth Lloyds Insurance Company of Texas (the Insurance Companies) have been defending and indemnifying Farm & Home Savings against certain personal injury and property damage claims made by homeowners, children, and others which arose out of the proximity of the Southbend Subdivision to the Brio Site (the Claims).

The 1987 Settlement Agreement resolved certain insurance coverage issues raised by both Farm & Home Savings and the Insurance Companies with respect to Farm & Home Savings' involvement in the development of the Southbend Subdivision, and bad faith allegations asserted by Farm & Home Savings against the Insurance Companies related to their handling of the defense of the Claims. The 1987 Settlement Agreement provided that in consideration of Farm & Home Savings' payment to the Insurance Companies of $12.5 million, the Insurance Companies would defend and pay on behalf of Farm & Home Savings all damages and settlements (without limitation as to dollar amount) arising out of past, present, and future claims and demands in connection with the Southbend Subdivision's proximity to the Brio Site, and also arising out of, resulting from, or relating to the alleged hazardous wastes at the Brio Site.

Past settlements of the Claims have been paid by the Insurance Companies under the 1987 Settlement Agreement. There are additional claims, involving approximately 1,200 claimants, still pending against Farm & Home Savings arising out of its involvement in the Southbend Subdivision, and it is likely that in the future additional claims will be filed by others. However, Farm & Home Savings believes that all such claims are the responsibility of the Insurance Companies under the 1987 Settlement Agreement and the 1993 Settlement Agreement discussed below.

During the summer of 1992, a dispute arose between Farm & Home Savings and the Insurance Companies as to whether Farm & Home Savings was required to assist the Insurance Companies in funding certain settlements which were negotiated by the Insurance Companies, including the funding the Insurance Companies' proposed purchase of homes in the Southbend Subdivision to avoid future claims and suits. This dispute led to the Insurance Companies filing suit against Farm & Home Savings in the District Court of Harris County, Texas (the Texas Suit), and Farm & Home Savings filing suit against the Insurance Companies in the U. S. District Court for the Western District of Missouri (the Missouri Suit). Farm & Home Savings claimed that the 1987 Settlement Agreement made the Insurance Companies fully responsible for all claims against Farm & Home associated with its development of the Southbend Subdivision adjacent to the Brio Site, including any settlement and home purchase agreements negotiated by the Insurance Companies. The Insurance Companies disputed this view, alleging Farm & Home Savings was required to fund the home purchase program pursuant to a cooperation clause in the 1987 Settlement Agreement. Farm & Home Savings also alleged bad faith insurance practices by the Insurance Companies.

On March 30, 1993, Farm & Home Savings and the Insurance Companies entered into an agreement (the 1993 Settlement Agreement and, together with the 1987 Settlement Agreement, the Settlement Agreements) to resolve the Missouri Suit and the Texas Suit. Under the 1993 Settlement Agreement, the parties affirmed that the 1987 Settlement Agreement remains in full force and effect. Additionally, the Insurance Companies agreed to assume the exclusive obligation and responsibility for their ongoing program of acquiring residential lots and homes in the Southbend Subdivision and to defend and indemnify Farm & Home Savings from all claims arising from or related to the purchase program. The 1993 Settlement Agreement also provides that the Insurance Companies will no longer make, and will not require Farm & Home Savings to make, demands against Farm & Home Savings' other insurance carriers for claims covered by the 1987 Settlement Agreement. In return, Farm & Home Savings agreed to pay the Insurance Companies a total of $9.7 million over four years, of which $3.5 million already has been paid, $2.0 million is to be paid upon each of the next two anniversaries of the date of the first payment and the final payment of $2.2 million is to be paid upon the fourth anniversary. Farm & Home's costs associated with the 1993 Settlement Agreement have been reflected in the consolidated financial statements for the year ended December 31, 1992. The Insurance Companies also agreed to accept a transfer, to their designee, of real estate owned by Farm & Home Savings in the Southbend Subdivision, as well as a receivable from the municipal utility district in favor of Farm & Home Savings. Farm & Home Savings retained ownership of certain unplatted and undeveloped real estate adjacent to the Southbend Subdivision and the Brio Site. As provided in the 1993 Settlement Agreement, the Missouri Suit and the Texas Suit were dismissed with prejudice.

The pending lawsuits include claims of certain adults and minors who allege that they were residents and/or homeowners of the Southbend Subdivision or attended Weber Elementary School, which was located in the Southbend Subdivision. (In each case Farm & Home Savings is a co-defendant along with the member corporations of the Brio Site Task Force as well as a developer and certain home builders.) The Insurance Companies have not disputed that these Claims are covered by the 1987 Settlement Agreement. In addition, however, certain of the plaintiffs in several of the pending lawsuits are alleged to be residents and/or homeowners of a subdivision (Sageglen) which is in the proximity of the Southbend Subdivision and the Brio Site, and several claims appear to be based upon alleged attendance at unidentified learning facilities (apparently in addition to the Weber Elementary School) and/or use of little league facilities located outside of the Southbend Subdivision but in close proximity to, or on, the Brio Site (the Newly-Asserted Claims). The Insurance Companies have notified Farm & Home Savings that they take the position that they are not obligated under the 1987 Settlement Agreement to defend or indemnify Farm & Home Savings with respect to the Newly-Asserted Claims. Farm & Home Savings believes that pursuant to the 1987 Settlement Agreement, the Insurance Companies are obligated to defend and indemnify Farm & Home Savings as to all claims which may be made in these lawsuits. To date, the Insurance Companies are defending all of the pending lawsuits and have not taken any action to limit their defense of Farm & Home's Savings, other than to notify Farm & Home Savings as referred to above. To its knowledge, Farm & Home Savings was not involved in the development of Sageglen or the little league facilities. Farm & Home Savings believes that based on the history of the Claims, these lawsuits will involve claims for substantial money damages, but that the outcome of these lawsuits, as well as a reasonable estimate of Farm & Home Savings' liability, if any (without regard to its rights to indemnification by the Insurance Companies under the 1987 Settlement Agreement), cannot be assessed at this time.

As a result of this dispute between Farm & Home Savings and the Insurance Companies as to whether the Insurance Companies are required to defend and indemnify Farm & Home Savings against the Newly-Asserted Claims, Farm & Home and Farm & Home Savings filed suit on November 3, 1993 against the Insurance Companies and Crum & Forster, Inc. (Crum & Forster), the parent corporation of each of the Insurance Companies, in the U.S. District Court for the Western District of Missouri, Southwestern Division (the Declaratory Judgement Suit).
In the Declaratory Judgement Suit, Farm & Home and Farm & Home Savings requested the Court to issue a declaratory judgement seeking a declaration of Farm & Home Savings' rights and the Insurance Companies' obligations under the Settlement Agreements, as well as an order of specific performance enforcing all of the terms of the Settlement Agreements against the Insurance Companies. Farm & Home and Farm & Home Savings requested the Court to issue a judgement declaring that, pursuant to the Settlement Agreements, the Insurance Companies are obligated (i) to defend Farm & Home Savings against such claims, (ii) to pay the full amount of any settlement by the Insurance Companies or any final judgement resulting from such claims, and (iii) to pay all damages and costs for which Farm & Home Savings may become responsible as a result of such claims. In addition, Farm & Home and Farm & Home Savings requested the Court to issue a judgement declaring that the Insurance Companies' obligations to defend and indemnify Farm & Home Savings are not limited exclusively to claims regarding property, personal injury, and/or activity located or occurring within the Southbend Subdivision but rather to "claims, demands, or causes of action to be filed or which may be asserted in the future arising out of the alleged hazardous wastes at the Brio Site," including the Newly-Asserted Claims. Farm & Home and Farm & Home Savings also alleged that, as a result of Crum & Forster's and the Insurance Companies' breach of their duty to exercise good faith and to deal fairly with Farm & Home Savings, Farm & Home and Farm & Home Savings were damaged and therefore requested a judgement in an amount to satisfy such damages to be established by the evidence at trial.

On January 17, 1994, the Insurance Companies filed an Answer and Counterclaim which denied Farm & Home's allegations in the Declaratory Judgement Suit (including a denial on behalf of Crum & Forster that it has any obligation under the 1987 Settlement Agreement), requested a declaration that the Insurance Companies had no duty to defend or indemnify Farm & Home or Farm & Home Savings for the Newly-Asserted Claims, and seeks reimbursement for unspecified attorneys' fees, litigation expenses, and defense costs which the Insurance Companies have incurred, and to grant other relief to the Insurance Companies. The Answer and Counterclaim further seeks a declaration of obligations of the Insurance Companies with respect to defending and indemnifying Farm & Home and Farm & Home Savings for claims that do not arise out of the proximity of Southbend Subdivision to the Brio Site.

Most recently Farm & Home has filed a motion for partial summary judgement seeking a determination as a matter of law that the Insurance Companies are obligated under the 1987 Settlement Agreement to fully defend and indemnify all of the pending claims and lawsuits. In response to Roosevelt's motion (as successor of Farm & Home) the Insurance Companies have filed a cross-motion for summary judgement and alternatively a motion to dismiss or stay the Declaratory Judgement Suit. Crum & Forster has filed a separate summary judgement motion asking the court to find as a matter of law that it has no responsibilities under the 1987 Settlement Agreement. The Insurance Companies summary judgement motion seeks a ruling that the 1987 Settlement Agreement provides coverage to Farm & Home only for claims arising "within the Southbend

Subdivision". Alternatively, the Insurance Companies assert that they are defending all pending claims and lawsuits and have no present intention of withdrawing that defense. Consequently, they have requested that the court stay or dismiss Farm & Home's suit for declaratory judgement on the grounds that it is premature. Farm & Home has responded to the motions for summary judgement and opposed the motion to dismiss or stay the action on the grounds that the Insurance Companies declared interpretation of the 1987 Settlement Agreement creates a clear dispute and is contrary to the intent of the parties as expressed in the agreement. The outcome of these motions and this suit cannot be assessed at this time.

While the outcome of the Claims cannot be predicted with certainty, based upon consultation with outside counsel, it is the belief of Roosevelt that the Insurance Companies, under the Settlement Agreements, are responsible for the payment of all Claims and, therefore, that the risk of significant loss to the Company as a result of such Claims would be remote.

With regard to the Newly-Asserted Claims, and any future claims against Farm & Home Savings (or against Roosevelt as successor) as to which coverage may be disputed by the Insurance Companies, if the pending Declaratory Judgement Suit against the Insurance Companies and Crum & Forster is unresolved or is unsuccessful, Roosevelt may be required to fund the defense of such claims and might choose to contribute toward their settlement or might suffer an adverse judgement. However, while the magnitude of any such claims could be substantial, and the outcome of such potential litigation cannot be predicted with certainty, the Company believes that the risk of their being held primarily liable for any such claims is remote.

In addition, the Company is involved in various other litigation arising in the ordinary course of business. In the opinion of management, at the present time, disposition of the lawsuits and claims will not have a material effect on the Company's financial position.


(26)  Conversion to Stock

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank restricted a portion of retained earnings by establishing a liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder is entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at December 31, 1994 was $15.7 million.

(27)  Parent Company Financial Information

                                              At December 31,
                                       ------------------------------
                                          1994                1993
                                       -----------         ----------
                                               (in thousands)
CONDENSED BALANCE SHEETS
Assets:
  Cash...............................     $  2,090           $  5,578
  Investment in subsidiaries.........      465,192            424,329
  Due from subsidiaries..............           --                114
  Other assets.......................        4,172              3,735
                                          --------           --------
                                          $471,454           $433,756
                                          ========           ========
Liabilities and Stockholders' Equity:
  Subordinated notes.................     $ 27,724           $ 54,565
  Due to Roosevelt Bank..............            6                 --
  Other liabilities..................        2,098                729
  Stockholders' equity...............      441,626            378,462
                                          --------           --------
                                          $471,454           $433,756
                                          ========           ========


                                                 Year Ended December 31,
                                          ------------------------------------
                                            1994            1993        1992
                                          --------        --------    --------
                                                       (in thousands)
CONDENSED STATEMENTS OF OPERATIONS
Equity in undistributed earnings
 (loss) of subsidiaries..............     $  8,918        $ 42,521    $ 19,161
Dividends from subsidiaries..........       45,650           7,500      15,036
Parent loss..........................      (12,841)         (5,149)     (3,742)
                                          --------        --------    --------
 Net income..........................     $ 41,727        $ 44,872    $ 30,455
                                          ========        ========    ========

                                                  Year Ended December 31,
                                          -------------------------------------
                                            1994            1993        1992
                                          --------        --------    --------
                                                     (in thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
 Net income..........................     $ 41,727        $ 44,872    $ 30,455
 Equity in earnings of subsidiary....      (54,568)        (50,021)    (34,197)
 Amortization of restricted stock
  awards.............................           --              66          73
 Amortization of subordinated notes
  issuance costs.....................          135             135          56
 Amortization of deferred charges....           89             178         178
 Extraordinary loss on early
  extinguishment of debt.............        3,965              --          --
 Change in other assets and
  liabilities, net...................         (104)         (9,835)      7,202
                                          --------        --------    --------
   Net cash provided by (used in)
    operating activities.............       (8,756)        (14,605)      3,767
                                          --------        --------    --------
Cash flows from investing activities:
 Dividends received..................       45,650           7,500      15,036
 Additional investment in subsidiary.      (19,036)        (44,613)    (42,408)
                                          --------        --------    --------
   Net cash provided by (used in)
    investing activities.............       26,614         (37,113)    (27,372)
                                          --------        --------    --------
Cash flows from financing activities:
 Redemption of subordinated notes....      (31,022)             --          --
 Proceeds from issuance of
  subordinated notes.................           --              --      27,389
 Cash dividends paid.................      (18,056)        (11,501)     (6,968)
 Proceeds from issuance of preferred
  stock..............................       21,273          44,185          --
 Costs from exchange of stock........           --             (28)         --
 Proceeds from issuance of common
  stock..............................           --              --      11,289
 Repurchase of common stock..........           --              --        (953)
 Exercise of incentive stock options.        6,459             748         137
                                          --------        --------    --------
   Net cash provided by (used in)
    financing activities.............      (21,346)         33,404      30,894
                                          --------        --------    --------
Net increase (decrease) in cash......       (3,488)        (18,314)      7,289
Cash at beginning of year............        5,578          23,892      16,603
                                          --------        --------    --------
Cash at end of year..................     $  2,090        $  5,578    $ 23,892
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

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402
     (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

     Information concerning executive officers of the Registrant is provided herein under Item 1 of Part I.

     Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402 (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements:
     --------

     The Index to Consolidated Financial Statement appears at Item 8, Financial Statements and Supplementary Data.

     (a)  (2)  Financial Statement Schedules:
     --------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)  (3)  Exhibits:
     --------

     Sequentially

                                                               Number Where
                                                                   Attached
                                                                   Exhibits
     Regulation                                                 are Located
     S-K Exhibit                                               in this Form
        Number               Document                          10-K Report
     -----------             --------                          ------------



      2   Plan of acquisition, reorganization,
           arrangement, liquidation or succession               Not applicable

      3   Certificate of Incorporation.
           Filed as Exhibit 4.1 to the Registrant's
           Registration Statement No. 33-79308 and
           incorporated herein by reference.                    Not applicable

          Bylaws.  Filed as Exhibit 3 to the
           Registrant's Annual Report on
           Form 10-K for the year ended
           December 31, 1988 and incorporated
           herein by reference.                                 Not applicable

      4   Instruments defining the rights of
           security holders, including
           indentures:

          Specimen common stock certificate.
           Filed as Exhibit 4 to the
           Registrant's Annual Report on
           Form 10-K for the year ended
           December 31, 1988 and
           incorporated herein by reference.                    Not applicable

          Form of Certificate of Designation of 6 1/2%
           Non-Cumulative Convertible Preferred Stock,
           Series A. Filed as Exhibit 4.3 to the
           Registrant's  Registration Statement No.
           33-76738 and incorporated herein by reference.       Not applicable


          Specimen stock certificate of 6 1/2% Non-Cumulative
           Convertible Preferred Stock, Series A.
           Filed as Exhibit 4.4 to the Registrant's
           Registration Statement No. 33-76738
           and incorporated herein by reference.                Not applicable

          Form of Certificate of Designation of
           6 1/2% Non-Cumulative Convertible Preferred
           Stock, Series F.  Filed as Exhibit 4.15 to
           the Registrant's Registration Statement
           No. 33-79308 and incorporated herein by reference.   Not applicable

          Specimen stock certificate of 6 1/2% Non-Cumulative
           Convertible Preferred Stock, Series F.  Filed as
           Exhibit 4.16 to the Registrant's Registration
           Statement No. 33-79308 and incorporated herein by
           reference.                                           Not applicable

          Indenture, dated July 30, 1992,
           with respect to the Registrant's
           9 1/2% Subordinated Notes, due
           August 1, 2002.  Filed as Exhibit 4.1
           to the Registrant's Registration Statement
           No. 33-49108 and incorporated herein by
           reference.                                           Not applicable

          Indenture, dated April 15, 1988,
           with respect to the Registrant's
           10 1/8% Mortgage-Backed Bonds,
           due April 15, 2018*                                  Not applicable

      9   Voting trust agreement                                Not applicable

      10  Material Contracts:
           Amended and Restated 1986 Stock Option
           and Incentive Plan.  Filed as Exhibit
           4.9 to the Registrant's Registration
           Statement No. 33-82864 and incorporated
           herein by reference.                                 Not applicable

          1988 Non-Employee Directors Retirement
           Pension Plan.  Filed as Exhibit
           10(d) to the Registrant's Annual
           Report on Form 10-K for the year
           ended December 31, 1988 and
           incorporated herein by reference.                    Not applicable

          1994 Non-Employee Director
           Stock Option Plan                                    **

          Roosevelt Bank Supplemental
           Pension Plan                                         **


            Roosevelt Bank Management Deferred
              Compensation Plan                                 **

      11    Statements re  computation of
            per share earnings                                  **

      12    Statements re  computation of
            ratios                                              Not applicable

      13    Annual report to security holders                   Not applicable

      16    Letter re  changes in certifying accountant         Not applicable

      18    Letter re changes in accounting principles          Not applicable

      21    Subsidiaries of the registrant                      Page

      22    Published report regarding matters submitted
            to vote of security holders                         Not applicable

      23    Consents of experts                                 Page

      24    Power of attorney                                   Not applicable

      27    Financial Data Schedule                             Not applicable

      28    Information from reports furnished
            to state insurance regulatory authorities           Not applicable

      99    Additional exhibits                                 Not applicable

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