Form 10-Q/A
period 1995-03-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-3

        (Mark One)
       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 1995
                                          -----------------------------

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                           Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                43-1498200
  ----------------------------------          ---------------------------
   (State or other Jurisdiction               (I.R.S. Employer ID No.)
   of incorporation or organization)


              900 Roosevelt Parkway, Chesterfield, Missouri 63017
    ---------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code (314) 532-6200
                                                         ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 12, 1995
     ------------------------            ---------------------------------
       Common Stock                                  40,177,708
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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the quarter ended March 31, 1995 by $21.9 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.



        PART I.     FINANCIAL INFORMATION                             PAGE


        Item 1.     Financial Statements (Unaudited)

                    - Consolidated Balance Sheets                      2

                    - Consolidated Statements of Income                3

                    - Consolidated Statements of Stockholders'
                      Equity                                           4

                    - Consolidated Statements of Cash Flows            5

                    - Notes to Consolidated Financial
                      Statements                                       6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9



        PART II.    OTHER INFORMATION                                 23

                    SIGNATURES                                        24

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands) (Unaudited)


                                                                                           March 31,           December 31,
                                                                                             1995                 1994
                                                                                          ----------           ----------
Assets
Cash .......................................................................             $    54,945          $    21,901
Interest-bearing deposits ..................................................                     205                  205
Mortgage-backed securities:
     Available for sale.....................................................               1,845,184            1,656,563
     Held to maturity.......................................................               3,445,428            3,119,289
Investment securities - held to maturity ...................................                 157,571              156,773
Loans receivable - held to maturity ........................................               3,149,641            3,072,151
Stock in Federal Home Loan Bank ............................................                 109,813              109,136
Office properties and equipment, net .......................................                  53,925               53,483
Accrued income and other assets ............................................                 238,374              242,365
                                                                                         -----------          -----------
          Total Assets......................................................             $ 9,055,086          $ 8,431,866
                                                                                         ===========          ===========
Liabilities and Stockholders' Equity
Savings deposits ...........................................................             $ 4,854,475          $ 4,899,389
Mortgage-backed bonds ......................................................                  19,661               19,660
Securities sold under agreements to repurchase .............................               1,578,288            1,208,127
FHLB advances ..............................................................               1,992,988            1,707,938
Subordinated notes .........................................................                  27,758               27,724
Accrued expenses and other liabilities .....................................                 142,919              127,402
                                                                                         -----------          -----------
          Total Liabilities.................................................               8,616,089            7,990,240
                                                                                         -----------          -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock - $.01 par value, 6.5% non-cumulative perpetual convertible; 3,000,000 shares authorized and 1,319,000 shares issued
        and outstanding at March 31, 1995 and December 31, 1994 ............                      13                   13
     Common stock - $.01 par value; 90,000,000 shares authorized;
        40,146,988 shares issued and outstanding at March 31, 1995 and
        40,173,527 shares and 40,163,527 shares issued and outstanding,
        respectively, at December 31, 1994 .................................                     402                  402
     Paid-in capital .......................................................                 255,227              255,655
     Retained earnings - subject to certain restrictions ...................                 185,402              209,379
     Treasury stock, at cost; 10,000 shares at December 31, 1994 ...........                      --                 (150)
     Unrealized loss on mortgage-backed securities available for sale, net..                  (1,730)             (23,673)
     Unamortized restricted stock awards ...................................                    (317)                  --
                                                                                         -----------          -----------
          Total Stockholders' Equity .......................................                 438,997              441,626
                                                                                         -----------          -----------
                                                                                         $ 9,055,086          $ 8,431,866
                                                                                         ===========          ===========



          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                       1995            1994
                                                                                                   ------------     -----------
Interest income:
     Loans receivable..........................................................................    $     58,940     $    46,613
     Mortgage-backed securities:
          Held to maturity.....................................................................          57,466          38,235
          Available for sale...................................................................          35,332          27,005
          Held for trading.....................................................................              --           3,672
     Investment securities:
          Held to maturity.....................................................................           2,548           1,139
          Available for sale...................................................................              --             570
     Securities purchased under agreements to resell...........................................              --             393
     Other.....................................................................................           2,150           2,619
                                                                                                   ------------     -----------
          Total interest income................................................................         156,436         120,246
                                                                                                   ------------     -----------
Interest expense:
     Savings deposits, net.....................................................................          54,391          46,474
     Advances from Federal Home Loan Bank......................................................          29,883          14,636
     Securities sold under agreements to repurchase............................................          22,189           7,780
     Interest rate exchange agreements.........................................................             440           3,669
     Subordinated notes........................................................................             717           1,770
     Mortgage-backed bonds.....................................................................             503           2,376
                                                                                                   ------------     -----------
          Total interest expense...............................................................         108,123          76,705
                                                                                                   ------------     -----------
               Net interest income.............................................................          48,313          43,541
Provision for losses on loans..................................................................             300             150
                                                                                                   ------------     -----------
               Net interest income after provision for losses on loans.........................          48,013          43,391
                                                                                                   ------------     -----------
Noninterest income (loss):
     Net gain (loss) from financial instruments................................................         (32,804)          1,627
     Loan servicing fees, net..................................................................           2,042           1,946
     Gross profit-insurance agency.............................................................           2,011           1,752
     Retail banking fees.......................................................................           2,532           1,789
     Gain (loss) on sales of real estate acquired for development and sale.....................             738            (132)
     Unrealized losses on impairment of mortgage-backed securities held to maturity............         (27,063)             --
     Other.....................................................................................             260             204
                                                                                                   ------------     -----------
          Total noninterest income (loss)......................................................         (52,284)          7,186
                                                                                                   ------------     -----------
Noninterest expense:
     General and administrative:
       Compensation and employee benefits......................................................           8,633          10,465
       Occupancy...............................................................................           4,281           4,327
       Advertising.............................................................................             585             537
       Federal insurance premiums..............................................................           3,211           2,951
       Other...................................................................................           4,783           5,354
                                                                                                   ------------     -----------
          Total general and administrative.....................................................          21,493          23,634
     Provision for real estate losses..........................................................              --             839
                                                                                                   ------------     -----------
          Total noninterest expense............................................................          21,493          24,473
                                                                                                   ------------     -----------
               Income before income tax expense................................................         (25,764)         26,104
Income tax expense.............................................................................          (9,589)          9,039
                                                                                                   ------------     -----------
               Net income......................................................................    $    (16,175)    $    17,065
                                                                                                   ============     ===========
               Net income attributable to common stock.........................................    $    (17,247)         15,866
                                                                                                   ============     ===========

Earnings per share:
               Primary.........................................................................    $      (0.43)    $      0.49
                                                                                                   ============     ===========
               Fully-diluted...................................................................    $      (0.43)    $      0.42
                                                                                                   ============     ===========

Dividends Paid.................................................................................    $       0.14     $      0.10
                                                                                                   ============     ===========

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                      (Dollars in thousands) (Unaudited)

                                                                   Preferred stock                     Common stock
                                                           ------------------------------      ------------------------------
                                                              Shares            Amount            Shares            Amount
                                                           ------------      ------------      ------------      ------------
Balance, December 31, 1993...............................     2,492,440      $         25        10,291,922      $        103
Net income (including pooled company)....................            --                --                --                --
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock..................       319,000                 3                --                --
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc..................            --                --         1,121,142                11
Exercise of incentive stock options and
  non-qualified stock options............................            --                --         1,294,991                13
Three-for-one stock split................................            --                --        25,157,436               252
Cash dividends declared (including pooled company):
  Common stock...........................................            --                --                --                --
  Preferred stock........................................            --                --                --                --
Purchase of common stock for treasury....................            --                --                --                --
Unrealized loss on mortgage-backed securities
  available for sale, net (including pooled company).....            --                --                --                --
Other pre-merger transactions of pooled company..........    (1,492,440)              (15)        2,308,036                23
                                                           ------------      ------------      ------------      ------------
Balance, December 31, 1994...............................     1,319,000                13        40,173,527               402
Net income...............................................            --                --                --                --
Purchase of common stock for treasury....................            --                --                --                --
Issuance of common stock pursuant to employee
  stock ownership plan...................................            --                --               746                --
Issuance of restricted stock.............................            --                --                --                --
Exercise of incentive stock options and
  non-qualified stock options............................            --                --                --                --
Surrender of common stock for exercise of
  stock options..........................................            --                --           (27,285)               --
Amortization of restricted stock awards..................            --                --                --                --
Cash dividends declared:
  Common stock...........................................            --                --                --                --
  Preferred stock........................................            --                --                --                --
Unrealized gain on mortgage-backed securities
  available for sale, net................................            --                --                --                --
                                                           ------------      ------------      ------------      ------------
Balance, March 31, 1995..................................     1,319,000      $         13        40,146,988      $        402
                                                           ============      ============      ============      ============

                                                                                                           Treasury stock
                                                             Paid-in           Retained            ------------------------------
                                                             Capital           Earnings               Shares            Amount
                                                           ------------      ------------          ------------      ------------
Balance, December 31, 1993...............................  $    179,979      $    186,780                    --      $         --
Net income (including pooled company)....................            --            41,727                    --                --
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock..................        21,270                --                    --                --
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc..................        48,220                --                    --                --
Exercise of incentive stock options and
  non-qualified stock options............................         5,932                --                    --                --
Three-for-one stock split................................          (252)               --                    --                --
Cash dividends declared (including pooled company):
  Common stock...........................................            --           (13,944)                   --                --
  Preferred stock........................................            --            (5,184)                   --                --
Purchase of common stock for treasury....................            --                --               (10,000)             (150)
Unrealized loss on mortgage-backed securities
  available for sale, net (including pooled company).....            --                --                    --                --
Other pre-merger transactions of pooled company..........           506                --                    --                --
                                                           ------------      ------------          ------------      ------------
Balance, December 31, 1994...............................       255,655           209,379               (10,000)             (150)
Net income...............................................            --           (16,175)                   --                --
Purchase of common stock for treasury....................            --                --              (133,000)           (2,152)
Issuance of common stock pursuant to employee
  stock ownership plan...................................            11               (14)                9,338               154
Issuance of restricted stock.............................            --                --                20,000               320
Exercise of incentive stock options and
  non-qualified stock options............................            --            (1,096)              113,662             1,828
Surrender of common stock for exercise of
  stock options..........................................          (439)               --                    --                --
Amortization of restricted stock awards..................            --                --                    --                --
Cash dividends declared:
  Common stock...........................................            --            (5,620)                   --                --
  Preferred stock........................................            --            (1,072)                   --                --
Unrealized gain on mortgage-backed securities
  available for sale, net................................            --                --                    --                --
                                                           ------------      ------------          ------------      ------------
Balance, March 31, 1995..................................  $    255,227      $    185,402                    --      $         --
                                                           ============      ============          ============      ============

                                                                      Unrealized
                                                                    gain (loss) on
                                                                      mortgage-
                                                                        backed
                                                                      securities             Unamortized             Total
                                                                      available              Restricted          Stockholders'
                                                                    for sale, net           Stock Awards            Equity
                                                                   ---------------        ---------------       ---------------
Balance, December 31, 1993......................................            11,575        $            --       $       378,462
Net income (including pooled company)...........................                --                     --                41,727
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock.........................                --                     --                21,273
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.........................                --                     --                48,231
Exercise of incentive stock options and
  non-qualified stock options...................................                --                     --                 5,945
Three-for-one stock split.......................................                --                     --                    --
Cash dividends declared (including pooled company):
  Common stock..................................................                --                     --               (13,944)
  Preferred stock...............................................                --                     --                (5,184)
Purchase of common stock for treasury...........................                --                     --                  (150)
Unrealized loss on mortgage-backed securities
  available for sale, net (including pooled company)............           (35,248)                    --               (35,248)
Other pre-merger transactions of pooled company.................                --                     --                   514
                                                                   ---------------        ---------------       ---------------
Balance, December 31, 1994......................................           (23,673)                    --               441,626
Net income......................................................                --                     --               (16,175)
Purchase of common stock for treasury...........................                --                     --                (2,152)
Issuance of common stock pursuant to employee
  stock ownership plan..........................................                --                     --                   151
Issuance of restricted stock....................................                --                   (320)                   --
Exercise of incentive stock options and
  non-qualified stock options...................................                --                     --                   732
Surrender of common stock for exercise of
  stock options.................................................                --                     --                  (439)
Amortization of restricted stock awards.........................                --                      3                     3
Cash dividends declared:
  Common stock..................................................                --                     --                (5,620)
  Preferred stock...............................................                --                     --                (1,072)
Unrealized gain on mortgage-backed securities
  available for sale, net.......................................            21,943                     --                21,943
                                                                   ---------------        ---------------       ---------------
Balance, March 31, 1995.........................................            (1,730)       $          (317)      $       438,997
                                                                   ===============        ===============       ===============

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                 1995                      1994
                                                                                              ----------                -----------
Cash flows from operating activities:
     Net income.............................................................................  $  (16,175)               $    17,065
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation......................................................................         999                      1,136
          Amortization of discounts and premiums, net.......................................         (13)                     6,921
          Increase in accrued interest receivable...........................................      (4,408)                    (1,014)
          Increase in accrued interest payable..............................................         337                      1,838
          Provision for losses on loans and real estate.....................................         300                        989
          Unrealized losses on impairment of mortgage-backed securities held to maturity....      27,063                         --
          Net increase in securities held for trading.......................................          --                   (142,379)
          Net decrease in loans held for sale...............................................          --                     52,342
          Decrease in income taxes..........................................................      (2,765)                    (4,558)
          Other, net........................................................................      (6,544)                     9,359
                                                                                              ----------                -----------
               Net cash provided by (used in) operating activities..........................      (1,206)                   (58,301)
                                                                                              ----------                -----------
Cash flows from investing activities:
     Principal payments on:
          Mortgage-backed securities available for sale.....................................      23,397                    129,933
          Mortgage-backed securities held to maturity.......................................     141,644                    237,529
          Loans receivable held to maturity.................................................      90,896                    261,989
     Proceeds from sales of mortgage-backed securities available for sale...................     342,354                    168,641
     Proceeds from maturities and calls of investment securities held to maturity...........       7,000                     21,510
     Purchases of:
          Mortgage-backed securities available for sale.....................................    (520,203)                  (517,075)
          Mortgage-backed securities held to maturity.......................................    (497,117)                  (455,680)
          Investment securities held to maturity............................................      (7,390)                    (2,093)
          Loans receivable held to maturity.................................................     (82,466)                    (3,501)
     Originations of loans receivable.......................................................     (81,332)                  (207,796)
     Net proceeds from sales of real estate.................................................       1,874                      1,584
     Purchase of office properties & equipment..............................................        (343)                    (1,488)
     Purchase of stock in FHLB..............................................................        (677)                   (17,198)

                                                                                              ----------                -----------
               Net cash used in investing activities........................................    (582,363)                  (383,645)
                                                                                              ----------                -----------
Cash flows from financing activities:
     Proceeds from FHLB advances............................................................   4,021,000                  4,111,256
     Repayment of FHLB advances.............................................................  (3,736,000)                (3,645,000)
     Excess of savings deposits withdrawals over receipts...................................     (44,931)                  (170,162)
     Increase in securities sold under agreements to repurchase, net........................     370,161                     21,834
     Proceeds from issuance of common stock, net............................................          --                        111
     Proceeds from stock option exercises...................................................         293                         16
     Repurchase of treasury stock...........................................................      (2,152)                        --
     Cash dividends paid....................................................................      (6,692)                    (3,493)
     Net increase in advances from borrowers for taxes and insurance........................      14,934                     18,295
                                                                                              ----------                -----------
               Net cash provided by financing activities....................................     616,613                    332,857
                                                                                              ----------                -----------
Net increase (decrease) in cash and cash equivalents........................................      33,044                   (109,089)
Cash and cash equivalents at beginning of period............................................      21,901                    177,350
                                                                                              ----------                -----------
Cash and cash equivalents at end of period..................................................  $   54,945                $    68,261
                                                                                              ==========                ===========
Supplemental disclosures of cash flow information:
    Interest credited to savings deposits...................................................  $   40,257                $    35,298
    Payments during the period for:
          Interest..........................................................................     107,786                     74,867
          Income Taxes......................................................................       5,500                      2,500
Noncash investing and financing activities:
     Transfers from securities held for trading to securities available for sale............          --                    152,712
     Unrealized gain (loss) on mortgage-backed securities available for sale, net...........      21,943                    (16,630)

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly-owned subsidiary, Roosevelt Bank, a Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiaries as of March 31, 1995 and for the three month periods ended
March 31, 1995 and 1994.

         In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and the other than temporary impairment writedown of certain private issuer mortgage-backed securities discussed further in Note 4 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary for a fair presentation of the financial condition of the Company as of March 31, 1995 and the results of its operations for the three month periods ended March 31, 1995 and 1994.

         The preceding unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

         When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

         During August 1996, the Staff of the Securities and Exchange Commission (Staff) performed a regular review of the Company's 1995 Form 10-K in conjunction with Registration Statements on Form S-4 filed by the Company related to three pending acquisitions.

         As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition of gains and losses resulting on financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.

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

         Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the three month period ended March 31, 1995 by $21.9 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholder's equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholder's equity.

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

Note 2 - Earnings Per Share

         Net income for primary earnings per share is adjusted for the dividend on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended March 31, 1995 and 1994 were 40,572,869 and 32,461,743, respectively.

         Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative perpetual convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended March 31, 1995 and 1994 were 45,512,729 and 40,480,418 respectively.


Note 3 - Common Stock Dividends and Preferred Stock Dividends

         On April 27, 1995, the Board of Directors declared the Company's twenty-ninth common stock cash dividend, in the amount of 14 cents per share payable May 31, 1995 to stockholders of record May 15, 1995. On March 21, 1995, the Board of Directors declared the Company's regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative convertible preferred stock, in the amount of 81.25 cents per share payable May 15, 1995 to stockholders of record May 4, 1995.

Note 4 - Subsequent Event

         Subsequent to March 31, 1995 and continuing to date, information has become available to the Company which suggests that certain private issuer mortgage-backed securities held by the Company, were other than temporarily impaired at March 31, 1995.

         As a result of the above mentioned information, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax or $0.40 per share) for the three months ended March 31, 1995, to reflect the impairment of such securities. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the securities. Each of the securities deemed to be impaired were rated CCC by Standard & Poors and Ba1, Ba2 or Ba3 by Moodys at March 31, 1995.

         Refer to the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the affected mortgage-backed securities and related write-down.

Note 5 - Accounting Pronouncement

         Effective January 1, 1995, the Company adopted the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118) which amends SFAS 114.

         SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings ("restructured loan"). Specifically, a loan is considered impaired when it is probable a creditor will be unable collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

         SFAS 118 amended SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. Such methods are: 1) If collection of all interest according to the contractual terms of the loan agreement is in doubt, but collection of the principal balance is not in doubt, interest payments are recorded as interest income; 2) However, if collection of interest and some or all of the principal balance is in doubt, if interest payments are actually received such payments are applied as principal reductions.

         The impact of initially applying SFAS 114 and SFAS 118 had no impact on the Company's financial position or results of operations.

Note 6 - Legal Proceedings

         As a result of the acquisition of Farm & Home Financial Corporation, which was completed in June 1994, the Company and its subsidiary have become successor to certain legal proceedings involving the Southbend Subdivision, which was developed by Farm & Home Savings and a co-developer prior to 1985 on property adjacent to a toxic waste disposal site near Houston, Texas (Brio
Site). There have been no significant developments regarding this litigation and pursuant to certain settlement agreements the Insurance Companies are still providing defense and indemnification for these claims and accordingly the risk of significant loss to the Company as a result of such claims still remains remote. Also with regard to the Newly-Asserted Claims, and any future claims against Farm & Home Savings (or against Roosevelt as successor) as discussed in the Company's Form 10-K for 1994, as to which coverage may be disputed in the future by the Insurance Companies, Roosevelt still may be required to fund the defense of such claims and might choose to contribute toward their settlement or might suffer an adverse judgement. However, while the magnitude of any such claims could be substantial, and the outcome of such potential litigation cannot be predicted with certainty, the Company still believes that the risk of their being held primarily liable for any such claims is remote.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION and RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capital Ratios
- --------------

         The capital regulations of the Office of Thrift Supervision (OTS) require institutions to maintain tangible capital equal to 1.5% of adjusted total assets and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted assets. These capital requirements must be no less stringent than those applicable to national banks. General loan loss reserves totaling approximately $20.2 million are included as capital for purposes of meeting the risk-based capital requirements.

         The Bank's compliance at March 31, 1995 with the fully phased-in requirements is illustrated as follows:

                                          Regulatory
                                          Requirement          Bank's Capital        Excess Capital
                                       -----------------     -----------------     -----------------
             Capital Standard          Amount    Percent     Amount    Percent     Amount    Percent
             ----------------          ------    -------     ------    -------     ------    -------
                                                           (dollars in millions)

         Tangible Capital.........       $136      1.50%       $437      4.83%       $301      3.33%
         Core Capital.............       $272      3.00%       $440      4.86%       $168      1.86%
         Risk-based Capital.......       $255      8.00%       $448     14.05%       $193      6.05%


Acquisitions
- ------------

         On April 12, 1995, the Company announced the execution of a definitive agreement with WSB Bancorp, Inc. (WSB), the holding company for Washington Savings Bank, a federal savings bank. The transaction will result in the merger of Washington Savings Bank, a federal savings bank with and into Roosevelt Bank. At December 31, 1994, WSB had total assets of approximately $95.7 million. In the transaction, WSB shareholders will receive $22.75 in cash for each share of WSB common stock. The transaction is subject to the approval of the shareholders of WSB and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization for the Company and will be accounted for under the purchase method of accounting.

         On June 30, 1994, the Company completed the merger with Farm & Home Financial Corporation (Farm & Home) with assets totaling $3.1 billion. In addition as of such date, Farm & Home Savings Association, a Missouri chartered stock savings and loan association and wholly-owned subsidiary of Farm & Home, merged with and into Roosevelt Bank, a federal savings bank. Pursuant to the Merger Agreement, each holder of the common stock of Farm & Home, par value $.01 per share, received 2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares of common stock. The transaction was accounted for as a pooling of interests and accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for the March, 1994 period.

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

Asset Quality
- -------------

         The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. Non-performing mortgage-backed securities represents private issuer mortgage-backed securities for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. See "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

Non-Performing Assets                                       March 31,      December 31,
(in thousands)                                                1995             1994
                                                            ---------      ------------
Non-accruing loans:
  Residential.................................              $   6,396        $   5,666
  Commercial real estate......................                  1,531            1,626
  Consumer....................................                    289              269
                                                            ---------        ---------
    Total.....................................              $   8,216        $   7,561
                                                            ---------        ---------
Accruing loans delinquent more than 90 days:
  Residential.................................              $   6,879        $   5,080
                                                            ---------        ---------
Troubled Debt Restructurings:
  Commercial real estate......................              $   2,758        $   2,757
                                                            ---------        ---------
Foreclosed assets:
  Residential.................................              $   2,478        $   2,703
  Commercial real estate......................                 16,003           16,085
                                                            ---------        ---------
    Total.....................................              $  18,481        $  18,788
                                                            ---------        ---------
Non-performing mortgage-backed securities:....              $  18,904               --
                                                            ---------        ---------
Total non-performing assets...................              $  55,238        $  34,186
                                                            =========        =========
Total as a percentage of total
 assets.......................................                   .61%             .41%
                                                            =========        =========

         Non-performing assets increased $21.1 million to $55.2 million at March 31, 1995 as compared to $34.2 million at December 31, 1994. The overall increase in non-performing assets is due primarily to a certain private issuer mortgage-backed security becoming non-performing at March 31, 1995. See "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity". As of March 31, 1995 the allowance for loss for the various loan portfolios was $22.7 million. For the three months ended March 31, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $432,000. Approximately $7,000 in interest income was received on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the three months ended March 31, 1995, had the loans been current in accordance with their original terms, totaled approximately $70,000. Interest on such loans that was actually recorded as income for the three months ended March 31, 1995 was approximately $58,000.

         Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $ 52.4 million, which were performing according to their contractual terms at March 31, 1995. However, these securities were determined by the Company to be other than temporarily impaired and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms. These securities will be included in the preceding non-performing asset table in future periods as non-performing mortgage-backed securities when, and if, the remaining subordination is exhausted.

         Also, not included in the preceding table is a pool of private issuer mortgage-backed securities with a carrying value of $34.6 million at March 31, 1995, which is in the process of being desecuritized. Once the desecuritization process is complete, the Company expects that the underlying loans and REO properties will be adequately covered by existing unallocated loan loss and REO reserves. At that time, a portion of the existing loans and REO will be included in the preceding non-performing asset table in future periods as either loans (if then non-accruing or more than ninety days delinquent and still accruing) or foreclosed assets at fair value, as appropriate. At March 31, 1995, approximately 74% of this pool was current or less than ninety days delinquent.

Amount of Assets and Liabilities
- --------------------------------

         The total assets of the Company increased $623.2 million to $9.055 billion at March 31, 1995 from $8.432 billion at December 31, 1994. The mortgage-backed securities available for sale and held to maturity portfolios increased $514.8 million through net purchases during the period. The increases in these portfolios were primarily in the form of adjustable rate mortgage-backed securities. Loans receivable increased $77.5 million as a result of originations and purchases during the period exceeding principal repayments. Total liabilities increased $625.8 million to $8.616 billion from $7.990 billion for the same period. An increase in FHLB advances totaling $285.1 million and the increase in securities sold under agreements to repurchase totaling $370.2 million funded the purchase of assets during the three month period ended
March 31, 1995.


RESULTS OF OPERATIONS

         Net income decreased $33.2 million to a loss totaling $16.2 million for the three month period ended March 31, 1995 when compared to net income totaling $17.1 million for the three month period ended March 31, 1994. Net income for the three month period ended March 31, 1995 was impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $34.0 million and by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to financial futures positions see Note 1 -- Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses or impairment see "Unrealized Losses or Impairment of Mortgage-Backed Securities Held to Maturity".

Net Interest Income
- -------------------

         Net interest income increased approximately $4.8 million to $48.3 million for the three month period ended March 31, 1995 as compared to $43.5 million for the three month period ended March 31, 1994. Net interest income increased $13.3 million as a result of approximately a 16% increase in interest-earning assets and approximately a 12% increase in interest-bearing liabilities of the Company (volume). The factor of rate resulted in a decrease in net interest income of $8.5 million. Such decrease is attributable to the increase in the general level of market interest rates and the effect of a narrower effective net spread on the Company's growth in interest bearing assets and liabilities.

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

                                                         Three Months Ended
                                                              March 31,
                                                            1995 vs. 1994
                                                 ----------------------------------
                                                  Increase (Decrease)       Total
                                                        Due to            Increase
                                                  Volume       Rate      (Decrease)
                                                 --------     ------     ----------
(Dollars in Thousands)
Interest income:
 Loans receivable.......................         $  9,066    $   3,261    $  12,327
 Mortgage-backed securities:
    Held to maturity....................           10,634        8,597       19,231
    Available for sale..................            5,185        3,142        8,327
    Held for trading....................           (3,672)         ---       (3,672)
 Investment securities:
    Held to maturity....................            2,416       (1,007)       1,409
    Available for sale..................             (570)         ---         (570)
 Securities purchased under agreements
    to resell...........................             (393)         ---         (393)
 Other earning assets...................             (835)         366         (469)
                                                 --------    ---------    ---------
    Total interest income...............         $ 21,831    $  14,359    $  36,190
                                                 --------    ---------    ---------

Interest expense:
 Savings deposits, net..................          $  (902)   $   8,819    $   7,917
 Advances from Federal Home Loan Bank...            6,211        9,036       15,247
 Securities sold under agreements to
    repurchase..........................            6,074        8,335       14,409
 Interest rate exchange agreements......              (71)      (3,158)      (3,229)
 Subordinated notes.....................             (932)        (121)      (1,053)
 Mortgage-backed bonds..................           (1,882)           9       (1,873)
                                                  -------    ---------    ---------
    Total interest expense..............          $ 8,498    $  22,920    $  31,418
                                                  -------    ---------    ---------

Change in net interest income...........         $ 13,333    $  (8,561)   $   4,772
                                                 ========    =========    =========

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

                                                                           Three Months Ended March 31,
                                                         ----------------------------------------------------------------
                                                                      1995                              1994
                                                         ------------------------------    ------------------------------
                                                                    Interest    Average               Interest    Average
                                                         Average     Income/     Rate      Average     Income/      Rate
                                                         Balance     Expense       %       Balance     Expense       %
                                                         -------    --------    -------    -------    --------    -------
                                                                               (dollars in millions)
Assets:
Interest-earning assets:
 Loans receivable (1) (2)....................            $3,152.5      $58.9      7.48%   $2,639.2       $46.6     7.07%
  Mortgage-backed securities:
    Held to maturity.........................             3,370.6       57.5      6.82     2,637.4        38.2     5.80
    Available for sale.......................             1,932.0       35.3      7.31     1,620.8        27.0     6.66
    Held for trading.........................                  --         --        --       287.9         3.7     5.10
 Investment securities:
    Held to maturity.........................               157.2        2.5      6.48        50.4         1.1     9.04
    Available for sale.......................                  --         --        --        40.1         0.6     5.68
 Securities purchased under agreement
   to resell.................................                  --         --        --        45.3         0.4     3.48
 Other earning assets........................               128.3        2.2      6.71       188.3         2.6     5.56
                                                         --------     ------     -----    --------      ------     ----
 All interest-earning assets.................             8,740.6     $156.4      7.16%    7,509.4      $120.2     6.40%
                                                                      ------     -----                  ------     ----

 Non-interest earning assets.................               298.6                            386.7
                                                         --------                         --------

 Total assets................................            $9,039.2                         $7,896.1
                                                         ========                         ========

Liabilities and stockholders' equity:
Interest-bearing liabilities:

 NOW and money market accounts (3)...........            $  849.0       $5.3      2.52%   $1,008.2        $7.0     2.78%
 Passbook savings deposits...................               380.5        2.2      2.26       368.6         2.2     2.39
 Time deposits (3)...........................             3,619.4       47.3      5.23     3,568.2        40.9     4.58
 Advances from FHLB..........................             2,010.3       29.9      5.95     1,411.4        14.6     4.15
 Securities sold under agreement
   to repurchase.............................             1,530.4       22.2      5.80       859.4         7.8     3.62
 Subordinated notes..........................                27.8        0.7     10.33        58.6         1.8    12.07
 Mortgage-backed bonds.......................                19.7        0.5     10.23        94.5         2.4    10.05
                                                         --------    -------     -----    --------       -----    -----
 Total interest-bearing liabilities..........             8,437.1     $108.1      5.13%    7,368.9       $76.7     4.16%
                                                                     -------     -----                   -----    -----

 Non-interest bearing liabilities............               154.3                            151.1
                                                         --------                         --------

 Total liabilities...........................             8,591.4                          7,520.0

 Stockholders' equity........................               447.8                            376.1
                                                         --------                         --------

 Total liabilities and
   stockholders' equity......................            $9,039.2                         $7,896.1
                                                         ========                         ========

Net interest income..........................                          $48.3                             $43.5
                                                                       =====                             =====

Interest rate spread (4).....................                                     2.03%                            2.24%
                                                                                  =====                            =====

Effective net spread (5).....................                                     2.21%                            2.32%
                                                                                  =====                            =====

- -------------------------
(1) Average balances include non-accrual loans. Interest on such loans is included in interest income upon receipt.
(2)  Interest includes amortization of deferred loan fees.
(3)  Includes the effect of interest rate exchange agreements.
(4) Equals average rate earned on all assets minus average rate paid on all liabilities.
(5) Net interest income divided by average balances of all interest-earning assets.

     At March 31, 1995 the weighted average yield on interest-earning assets was 7.15% and the weighted average cost on interest-bearing liabilities was 5.42%.

Provision for Losses on Loans
- -----------------------------

     The provision for losses on loans increased to $300,000 for the three month period ended March 31, 1995 compared to $150,000 for the three month period ended March 31, 1994. The increase in the provision for losses for the three month period of 1995 is attributable to an increase in the unallocated allowance on loans as a result of the increase in residential non-accruing and residential loans delinquent more than 90 days.

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

Net gain (loss) from financial instruments is summarized as follows:

                                                           Three Months Ended
                                                               March 31,
                                                            1995        1994
                                                           ------      ------
                                                             (in thousands)
Mark to market of financial futures contracts..........  $(33,952)    $ 2,494
Mortgage-backed securities held for trading............        --      (2,577)
Mortgage-backed securities available for sale..........     3,978       2,889
Options expense........................................    (2,830)     (1,179)
                                                         --------     -------
                                                         $(32,804)     $1,627
                                                         ========     =======

     Mortgage-Backed Securities Held for Trading - During the three month period ended March 31, 1995, the Company did not have an investment in securities held for trading. Consequently, there were no gains or losses on securities held for trading during this period. During the later part of 1994, the Company had determined that it could not support the portfolio turnover ratios required to classify investments as held for trading. Effective
July 1, 1994, the securities held for trading portfolio was transferred to the available for sale portfolio at the estimated fair value of the securities which were then held. During the three month period ended March 31, 1994, the Company recorded a net loss totaling $2.6 million in securities held for trading. The Company cannot predict when or if ever it will maintain such a portfolio in the future.

     Mark to Market of Financial Futures Contracts During the three month period ended March 31, 1995 losses of $34.0 million resulted from the mark to market of the Company's financial futures positions used up to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 -Basis of Presentation to the Notes to Consolidated Financial Statements.

     Mortgage-Backed Securities Available for Sale - During the three month period ended March 31, 1995, the Company sold certain mortgage-backed securities classified available for sale resulting in a gain totaling $4.0 million as compared to a gain totaling $2.9 million for the three month period ended
March 31, 1994.

     Options Expense - Options expense increased to $2.8 million for the three month period ended March 31, 1995 when compared to $1.2 million for the three month period ended March 31, 1994. Options expense for both periods was comprised of the amortization of transaction fees paid for interest rate cap, floor and interest rate collar agreements.

Gross Profit Insurance Agency
- -----------------------------

     Gross profit insurance agency increased to $2.0 million for the three month period ended March 31, 1995 compared to $1.8 million for the three month period ended March 31, 1994. The increase is primarily the result of increased sales volume of commission generating products and the impact of the merger with Home Bancorp on April 22, 1994.

Retail Banking Fees
- -------------------

     Retail banking fees increased $743,000 to $2.5 million for the three month period ended March 31, 1995 compared to $1.8 million for the three month period ended March 31, 1994. Approximately $379,000 of this increase is attributable to the acquisition of Home Bancorp which was completed April 22, 1994. The remaining increase of $364,000 is attributable to an overall increase in the utilization of the retail banking services offered by the Bank to its customers.

Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity
- -------------------------------------------------------------------------------

     The Company currently holds ownership interests in ten pools of privately issued adjustable rate mortgage-backed securities issued in 1989 through 1991 by Guardian Savings and Loan Association ("Guardian"). All of such Guardian pools in which the Company purchased and currently holds an ownership interest were rated AA or AAA by Standard & Poors and Aa2 or Aaa by Moodys, at the date of issuance of the securities. The Company's investment in these securities is approximately $120 million at March 31, 1995, after the write-down discussed below.

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

     Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in April and May of 1994, to the current ratings reflected in the tables on pages 17 and 18, and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

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

     As a result of this deterioration and the continuing receipt of subsequent information, the Company has determined that the underlying investments represented by seven pools in which, subsequent to March 31, 1995, the subordination protection has been either totally eliminated or substantially reduced should be considered "other than temporarily" impaired under the provisions of Statement of Financial Accounting Standards No. 115. As a result of this determination, the Company recorded a $22.0 million pre-tax write-down ($14.4 million after tax or approximately $0.32 per share) for the three months ended March 31, 1995 to reflect the impairment of these seven pools. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the Guardian Securities.

     In addition to the Guardian Securities discussed above, the Company has an investment of approximately $6.0 million at March 31, 1995, after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 ("Lehman 91-4"), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company has recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at

March 31, 1995.

     On April 5, 1995 Standard & Poor's lowered its rating on Lehman 91-4 to CCC from BBB as a result of the significant level of losses experienced and projected upon the disposition of REO properties. The pool's poor performance is primarily attributable to the concentration of the underlying collateral in Southern California, an area that has been severely impacted by economic recession and a devastating earthquake. The Company continues to receive all principal and interest payments due at March 31, 1995 as all realized losses from the disposition of REO are being absorbed by the subordinate classes. However, to the extent that subsequent to March 31, 1995, the pool continues to realize losses on the disposition of REO at levels comparable to the current rate, the remaining balances of the subordinate classes may not be adequate to protect the Company from incurring some credit losses on the pool. Accordingly, the pool was determined to be other then temporarily impaired and the above mentioned write-down was recorded utilizing discounted cash flow analyses similar to those discussed above for the Guardian Securities.

Management believes that these write-downs are adequate based upon its evaluation.

     Presented below is information as of March 31, 1995 relating to the Company's investment in the Guardian pools, segregated between the seven pools determined to be impaired and the three pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination (except for Pool 1990-9 which is in the process of being desecuritized, at which time the Company expects that the underlying loans and REO properties will be adequately covered by existing unallocated loan loss and REO reserves). The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.




             POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
             ------------------------------------------------------
                                 March 31, 1995
                                ($ in thousands)

                                                     Subordination As a       Regarding Roosevelt's Interest
                                Rating             Percent of Pool Balance  ---------------------------------     Percent of Pools
  Pool     Issue    -----------------------------  ----------------------    Original Par Remaining Remaining   Current or Less Than
 Number    Date     Agency   At Issue    Current    At Issue     Current     At Issue      Par    Investment     90 Days Delinquent
- --------   -------  ------   ---------   --------  ----------   ---------   ----------   -------  -----------   --------------------


Guardian Pools
- --------------
  89-11    11/30/89  S & P   AA          CCC          8.50%       13.00%    $  33,750   $  9,892    $  7,958            75%
                     Moody   Aa2         Ba1

  90-1      1/30/90  S & P   AA          CCC          8.50%        7.79%    $   3,000   $    940    $    734            74%
                     Moody   Aa2         Ba2

  90-2      2/27/90  S & P   AA          CCC          8.50%        4.03%    $  27,500   $  8,936    $  6,494            70%
                     Moody   Aa2         Ba3

  90-4      4/30/90  S & P   AA          CCC          8.75%        3.96%    $  46,428   $ 17,545    $ 12,899            69%
                     Moody   Aa2         Ba3

  90-5      5/31/90  S & P   AA          CCC          8.75%        0.02%     $ 45,000   $ 17,763    $ 13,418            77%
                     Moody   Aa2         Ba3

   90-7     7/25/90  S & P   AA          CCC          8.75%            *     $ 68,025   $ 27,133    $ 18,904            71%
                     Moody   Aa2         Ba3

   90-8     9/21/90  S & P   AAA         CCC         14.00%        13.83%    $ 15,000   $  6,088    $  4,923            70%
                                                                            ---------   --------    --------
                     Moody   Aaa         Ba1

      Total Guardian                                                        $ 238,703   $ 88,297    $ 65,330
            --------                                                        ================================

Lehman
- --------

   91-4     7/30/91  S & P   AA          BBB**       23.00%        10.13%   $  14,000   $ 10,775    $  5,926            73%
   ----     -------  -----   --          -----       ------        ------   =========  =========   =========            ---
                     Moody   Aa3         B1
                     -----   ---         --

* Realized losses incurred upon the disposition of real estate owned properties were charged to unamortized purchase discounts at March 31, 1995. This security is included as a non-performing asset as of March 31, 1995.

** Downgraded by S & P on April 5, 1995 to CCC.
- -----------------------------------------------

    GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT
    ------------------------------------------------------------------------
                                  ENHANCEMENT
                                  -----------
                                 March 31, 1995
                                ($ in thousands)

                                                                           Regarding Roosevelt's Interests
                             Rating              Percent of Pool Balance   -------------------------------        Percent of Pools
 Pool      Issue             ------              -----------------------   Original Par  Remaining              Current or Less Than

Number     Date     Agency   At Issue  Current   At Issue    Current        At Issue        Par     Investment   90% Days Delinquent

- ------     ----     ------   --------  -------   --------    -------        --------        ---     ----------  --------------------


89-10    10/27/89   S & P       AA       BBB       8.50%     16.81%          $ 9,000     $ 2,153     $ 2,175            73%
                    Moody       Aa2      Ba1

91-2       3/28/91  S & P       AAA      BBB      17.00%     23.29%           39,831      16,756      16,756            73%
                                                                              ------      ------      ------
                    Moody       Aaa      Baa1

Totals                                                                       $48,831     $18,909     $18,931
                                                                             =======     =======     =======


Note: The Company's investment in Pool 1990-9 (currently rated CCC by S & P and Caa by Moodys) in the amount of $34,594 is excluded from this table as the Company is in the process of desecuritizing this investment. Upon completion of the desecuritization process, the Company expects that the underlying whole loans and REO properties will be adequately covered by existing unallocated loan loss and REO reserves.

       As of May 5, 1995, the Company attained 100% ownership of the senior position of Pool 1990-9 by purchasing the interest of the remaining holder (approximately 2.07% of the Pool). The Company believes that this purchase, along with the approval of three remaining residual interest holders, will allow it to execute its planned strategy with respect to Pool 1990-9 of transferring servicing from the current servicer to Roosevelt Bank and concurrently "desecuritizing" the pool. The desecuritization strategy is being pursued as management no longer sees the benefit of incurring the costs related to both a trustee and a servicer on its behalf. By becoming the servicer of the underlying loans, the Company believes it will enjoy more prompt receipt of funds from the borrowers, more timely information, reduced transaction expenses and further expects to realize a higher recovery rate on its investment. It is the Company's intent to have the transfer of servicing and desecuritization completed immediately.

         Since mortgage-backed securities are asset-backed, they are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk and interest-rate risk. Should general interest-rate levels decline, the mortgage-backed security portfolio would be subject to i) prepayments as borrowers typically would seek to obtain financing at lower rates, ii) a decline in interest income received on adjustable-rate mortgage-backed securities, and
iii) an increase in fair value of fixed rate mortgage-backed securities. Conversely, should general interest rate levels increase, the mortgage-backed security portfolio would be subject to i) a longer term to maturity as borrowers would be less likely to prepay their loans, ii) an increase in interest income received on adjustable-rate mortgage backed securities, iii) a decline in fair value of fixed-rate mortgage-backed securities, and iv) a decline in fair value of adjustable-rate mortgage-backed securities to an extent dependent upon the level of interest-rate increases, the time period to the next interest-rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

         Unlike U.S. Government agency mortgage-backed securities which include a full guarantee of principal and interest, private issuer mortgage-backed securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. In a limited number of cases, this support is provided through letters of credit or cash reserves. Given the structure of the private issuer mortgage-backed securities, the Company has credit risk in addition to interest-rate risk and prepayment risk discussed above. In this regard, management has instituted a monitoring system tracking the major factors affecting the performance of a private issuer mortgage-backed security including i) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement, iii) an assessment of the servicer of the underlying mortgage portfolio and iv) the rating assigned to each security by independent national rating agencies. This process has indicated that, with the exception of the seven Guardian pools and the additional security determined to be impaired, the remainder of the Company's private issuer mortgage-backed securities portfolio continues to perform according to the contractual terms of the securities.

         The table below reflects the Company's investment in government agency issued and private issuer mortgage-backed securities as of March 31, 1995. Not included in the table are investments in a mortgage-backed security mutual fund of approximately $26.0 million and in financial instruments utilized to manage interest rate risk related to mortgage-backed securities in the available for sale portfolio in the approximate amount of $44 million.


                                                       Percentage    Cumulative
                                          Investment  of Portfolio   Percentage
                                          ----------  ------------   ----------
                                         (in millions)

Government Agency issued...............     $ 2,482          47.6%        47.6%
Private Issuer:
        AAA  ..........................       1,978          37.9%        85.5%
        AA   ..........................         607          11.6%        97.1%
        A    ..........................          18            .3%        97.4%
        BBB and below..................         136           2.6%       100.0%
                                              -----         -----
                                            $ 5,221         100.0%
                                              =====         =====

General and Administrative Expense
- ----------------------------------

         General and administrative expense decreased $2.1 million to $21.5 million for the three month period ended March 31, 1995 when compared to $23.6 million for the three month period ended March 31, 1994. The decrease is primarily attributable to decreases in compensation and employee benefits and other general and administrative expense.

         Compensation and employee benefits decreased $1.8 million when comparing the three month period ended March 31, 1995 to the same period in 1994. This net decrease is comprised of several factors. As a result of normal wage increases at the beginning of 1995, compensation and employee benefits increased approximately $361,000. Also, an increase of approximately $769,000 is attributable to the additions of staff due to the Home Bancorp acquisition completed April 22, 1994. Overall, these increases were offset by efficiencies of approximately $3.0 million realized after the merger with Farm & Home which was completed June 30, 1994.

         Other general and administrative expense decreased $571,000 for the three month period ended March 31, 1995 when compared to the same period in 1994. When comparing 1995 to 1994, this decrease is attributable to decreases in the general level of expenses as a result of efficiencies realized after the June 30, 1994 merger with Farm & Home.

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

         Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value as calculated by the Company increased to $413.4 million at March 31, 1995 as compared to $404.0 million at December 31, 1994.

         To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100,200,300,and 400 basis points, or eight separate calculations. Larger increases or decreases in the net market value of the Company as a result of these interest rate changes represents greater interest rate risk than do smaller increases or decreases in net market value. The Company endeavors to maintain a position where it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in interest rates.

         The OTS recently issued a regulation, effective January 1, 1994 which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flows from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS recently announced that it will delay the effective date of the regulation until it adopts the process by which an institution may appeal an interest rate risk capital deduction determination. The OTS recently stated that it anticipates such regulation will become effective June 30, 1995.

         Utilizing this measurement concept, the interest rate risk of the Company at March 31, 1995 is as follows:


                                                                                   (dollars in thousands)
                            (unaudited)
                  --------------------------------

         Basis point changes in interest rates...........................       -200       -100      +100        +200
         Changes in net market value due to changes
           in interest rates (Company methodology).......................  $  (8,860)    $3,148  $(20,262)  $ (55,429)
         OTS "normal" level of interest rate exposure....................  $(181,457)      N/A       N/A    $(181,457)

         The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of March 31, 1995, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.96% and 5.91% at March 31, 1995 and December 31, 1994, respectively.

         The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows used in operating activities, consisting primarily of interest received on investments less interest paid on deposits, were $1.2 million for the three month period ended March 31, 1995. Also included in the operating activities of the Company are the unrealized losses on impairment of mortgage-backed securities held to maturity recorded during the period. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $582.4 million for the three month period ended March 31, 1995. Net cash related to financing activities, consisting of proceeds net of repayments from FHLB advances, proceeds from securities sold under agreements to repurchase, excess of savings deposits withdrawals over receipts, and a net increase in advances from borrowers for taxes and insurance, provided $616.6 million for the three month period ended March 31, 1995.

         At March 31, 1995, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $12.4 million and adjustable-rate mortgages of approximately $41.6 million. The Company expects to satisfy these commitments through its primary sources of funds.

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

                 -------------------------------------------

                 None

Item 4.   Submission of Matters to a Vote of Security Holders

                 -------------------------------------------

          (a)    The 1995 Annual Meeting of Stockholders was held on
                 April 27, 1995.

          (b)    Directors Elected:           Directors Continuing in Office:

                     Robert M. Clayton II         Clarence M. Turley, Jr.
                                                  Stanley J. Bradshaw
                                                  Richard E. Beumer
                                                  Alvin D. Vitt
                                                  Douglas T. Breeden
                                                  Bradbury Dyer III
                                                  Patricia M. Gammon
                                                  Hiram S. Liggett, Jr.

          (c) At the 1995 Annual Meeting of Stockholders, the stockholders considered (i.) the election of one director of the Company, (ii.) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for Roosevelt Financial for the fiscal year ending December 31, 1995.

                    The vote on the election of one director at the Annual Meeting was as follows:

                                                       FOR         WITHHELD

                           Robert M. Clayton II     35,614,969      281,092

                    There were no broker non-votes with respect to the proposal.


                    The vote on the ratification of the appointment of the auditors at the Annual Meeting was as follows:

                                          FOR          AGAINST        ABSTAIN

                                       35,558,137      123,314        214,610

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