Form 10-Q/A
period 1995-06-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A-2

             (Mark One)
           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30, 1995
                                              ---------------------------

                                      OR

           [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________

                           Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                             43-1498200
- -----------------------------------                    -------------------------
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

                                         Yes   X    No
                                             -----     -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at August 10, 1995

     ------------------                    ------------------------------------
       Common Stock                                      40,271,719
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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the quarter ended June 30, 1995 by $15.2 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.



          PART I.    FINANCIAL INFORMATION                            PAGE


          Item 1.    Financial Statements (Unaudited)

                     - Consolidated Balance Sheets                     2

                     - Consolidated Statements of Income               3

                     - Consolidated Statements of Stockholders'
                       Equity                                          4

                     - Consolidated Statements of Cash Flows           5

                     - Notes to Consolidated Financial
                       Statements                                      6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    11



          PART II.   OTHER INFORMATION                                28

                     SIGNATURES                                       29

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

                                                                                      June 30,           December 31,
                                                                                        1995                 1994
                                                                                    -----------          ------------
Assets
Cash..........................................................................      $    50,909          $    21,901
Interest-bearing deposits.....................................................              205                  205
Mortgage-backed securities:
 Available for sale...........................................................        1,614,931            1,656,563
 Held to matruity.............................................................        3,509,289            3,119,289
Investment securities-held to matruity........................................          132,665              156,773
Loans receivable-held to maturity.............................................        3,264,738            3,072,151
Stock in Federal Home Loan Bank...............................................          111,113              109,136
Office properties and equipment, net..........................................           53,475               53,483
Accrued income and other assets...............................................          223,736              242,365
                                                                                    -----------          -----------
 Total Assets                                                                       $ 8,961,061          $ 8,431,866
                                                                                    ===========          ===========
Liabilities and Stockholders' Equity
Savings deposits..............................................................      $ 4,785,619          $ 4,899,389
Mortgage-backed bonds.........................................................           19,662               19,660
Securities sold under agreements to repurchase................................        1,355,370            1,208,127
FHLB advances.................................................................        2,163,038            1,707,938
Subordinated notes............................................................           27,792               27,724
Accrued expenses and other liabilities........................................          157,230              127,402
                                                                                    -----------          -----------
 Total Liabilities                                                                    8,508,711            7,990,240
                                                                                    -----------          -----------
Commitments and contingencies
Stockholders' equity:
 Preferred stock - $.01 par value, 6.5% non-cumulative perpetual convertible: 3,000,000 shares authorized and 1,301,000 and 1,319,000 shares issued and outstanding at June 30, 1995 and December 31, 1994,
  respectively................................................................               13                   13
 Common stock - $.01 par value; 90,000,000 shares authorized;
  40,296,695 shares issuced and outstanding at June 30, 1995 and
  40,173,527 shares and 40,163,527 shares issued and outstanding,
  respectively, at December 31, 1994..........................................              403                  402
Paid-in capital...............................................................          256,199              255,655
Retained earnings - subject to certain restrictions...........................          184,371              209,379
Treasury stock, at cost; 10,000 shares at December 31, 1994...................               --                 (150)
Unrealized gain (loss) on mortgage-backed securities available for sale, net..           12,804              (23,673)
Unamortized restricted stock awards...........................................           (1,440)                  --
                                                                                    -----------          -----------
 Total Stockholders' Equity...................................................          452,350              441,626
                                                                                    -----------          -----------
                                                                                    $ 8,961,061          $ 8,431,866
                                                                                    ===========          ===========

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                                                                                          Three Months Ended      Six Months Ended
                                                                                                June 30,              June 30,
                                                                                             1995      1994       1995      1994
                                                                                          --------   --------   --------  --------
Interest income:
     Loans receivable ................................................................    $ 61,822   $ 51,559   $120,762  $ 98,172
     Mortgage-backed securities:
          Held to maturity ...........................................................      63,211     40,431    120,677    78,666
          Available for sale .........................................................      33,004     30,587     68,336    57,592
          Held for trading ...........................................................          --      2,785         --     6,457
     Investment securities:
          Held to maturity ...........................................................       2,358      1,023      4,906     2,162
          Available for sale .........................................................          --        366         --       936
     Securities purchased under agreements to resell .................................          --         --         --       393
     Other ...........................................................................       2,181      3,239      4,331     5,858
                                                                                          --------   --------   --------  --------
          Total interest income ......................................................     162,576    129,990    319,012   250,236
                                                                                          --------   --------   --------  --------
Interest expense:
     Savings deposits, net ...........................................................      58,240     49,834    112,631    96,308
     Advances from Federal Home Loan Bank ............................................      32,134     17,945     62,017    32,581
     Securities sold under agreements to repurchase ..................................      22,951      9,764     45,140    17,544
     Interest rate exchange agreements ...............................................       2,349      2,419      2,789     6,088
     Subordinated notes ..............................................................         716      1,769      1,433     3,539
     Mortgage-backed bonds ...........................................................         503      1,148      1,006     3,524
                                                                                          --------   --------   --------  --------
          Total interest expense .....................................................     116,893     82,879    225,016   159,584
                                                                                          --------   --------   --------  --------
               Net interest income ...................................................      45,683     47,111     93,996    90,652
Provision for losses on loans ........................................................         300     11,682        600    11,832
                                                                                          --------   --------   --------  --------
               Net interest income after provision for losses on loans ...............      45,383     35,429     93,396    78,820
                                                                                          --------   --------   --------  --------
Noninterest income (loss):
     Net loss from financial instruments .............................................     (22,935)   (33,485)   (55,739)  (31,858)
     Loan servicing fees, net ........................................................       2,102      1,779      4,144     3,725
     Gross profit-insurance agency ...................................................       2,105      1,457      4,116     3,209
     Retail banking fees .............................................................       2,696      2,081      5,228     3,870
     Gain on sales of real estate acquired for development and sale ..................         198      1,283        936     1,151
     Unrealized losses on impairment of mortgage-backed securities held to maturity ..          --         --    (27,063)       --
     Other ...........................................................................         342      1,012        602     1,647
                                                                                          --------   --------   --------  --------
          Total noninterest income (loss) ............................................     (15,492)   (25,873)   (67,776)  (18,256)
                                                                                          --------   --------   --------  --------
Noninterest expense:
     General and administrative:
       Compensation and employee benefits ............................................       8,578     16,102     17,211    26,567
       Occupancy .....................................................................       4,376     10,450      8,657    15,208
       Advertising ...................................................................         448        660      1,033     1,197
       Federal insurance premiums ....................................................       3,212      3,155      6,423     6,106
       Other .........................................................................       5,126     15,344      9,909    20,698
                                                                                          --------   --------   --------  --------
          Total general and administrative ...........................................      21,740     45,711     43,233    69,776
     Provision for real estate losses ................................................          --      3,742         --     4,581
                                                                                          --------   --------   --------  --------
          Total noninterest expense ..................................................      21,740     49,453     43,233    74,357
                                                                                          --------   --------   --------  --------
               Income (loss) before income tax expense and extraordinary items .......       8,151    (39,897)   (17,613)  (13,793)
Income tax expense (benefit) .........................................................       2,291    (13,165)    (7,298)   (4,126)
                                                                                          --------   --------   --------  --------
               Income (loss) before extraordinary items ..............................       5,860    (26,732)   (10,315)   (9,667)
Extraordinary items ..................................................................          --     (7,849)        --    (7,849)
                                                                                          --------   --------   --------  --------
               Net income (loss) .....................................................    $  5,860   $(34,581)  $(10,315) $(17,516)
                                                                                          ========   ========   ========  ========
               Net income (loss) attributable to common stock ........................    $  4,803   $(35,484)  $(12,444) $(19,618)
                                                                                          ========   ========   ========  ========

Primary earnings per share:
               Income (loss) before extraordinary items ..............................    $   0.12   $  (0.71)  $  (0.31) $  (0.33)
               Extraordinary items ...................................................          --      (0.20)        --     (0.22)
                                                                                          --------   --------   --------  --------
                    Net income (loss) ................................................    $   0.12   $  (0.91)  $  (0.31) $  (0.55)
                                                                                          ========   ========   ========  ========

Fully-diluted earnings per share:
               Income (loss) before extraordinary items ..............................    $   0.12   $  (0.71)  $  (0.31) $  (0.33)
               Extraordinary items ...................................................          --      (0.20)        --     (0.22)
                                                                                          --------   --------   --------  --------
                    Net income (loss) ................................................    $   0.12   $  (0.91)  $  (0.31) $  (0.55)
                                                                                          ========   ========   ========  ========

Dividends paid per share .............................................................    $   0.14   $   0.11   $   0.28  $   0.21
                                                                                          ========   ========   ========  ========

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                      (Dollars in thousands) (Unaudited)

                                                                    Preferred Stock         Common Stock
                                                                  ------------------    -------------------    Paid-in   Retained
                                                                    Shares   Amount      Shares      Amount    Capital   Earnings
                                                                  ---------- -------    -----------  ------   --------- ----------
Balance, December 31, 1993 ------------------------------------    2,492,440 $    25     10,291,922  $  103   $ 179,979 $  186,780
Net income (including pooled company)--------------------------           --      --             --      --          --     41,727
Issuance of 319,000 shares of 6.5% non-cumula-
    tive perpetual convertible preferred stock ----------------      319,000       3             --      --      21,270         --
Issuance of common stock in the acquisition of
    Home Federal Bancorp of Missouri, Inc. --------------------           --      --      1,121,142      11      48,220         --
Exercise of incentive stock options and non-
    qualified stock options -----------------------------------           --      --      1,294,991      13       5,932         --
Three-for-one stock split -------------------------------------           --      --     25,157,436     252        (252)        --
Cash dividends declared (including pooled
    company):
       Common stock -------------------------------------------           --      --             --      --          --    (13,944)
       Preferred stock ----------------------------------------           --      --             --      --          --     (5,184)
Purchase of common stock for treasury -------------------------           --      --             --      --          --         --
Unrealized losses on mortgage-backed securities
    available for sale, net (including pooled
    company) --------------------------------------------------           --      --             --      --          --         --
Other pre-merger transactions of pooled company                   (1,492,440)    (15)     2,308,036      23         506         --
                                                                  ---------- -------    -----------  ------   --------- ----------
Balance, December 31, 1994-------------------------------------    1,319,000      13     40,173,527     402     255,655    209,379
Net income ----------------------------------------------------           --      --             --      --          --    (10,315)
Purchase of common stock for treasury -------------------------           --      --             --      --          --         --
Issuance of common stock pursuant to employee
    stock ownership plan --------------------------------------           --      --            746      --          11        (14)
Issuance of restricted stock ----------------------------------           --      --         66,040       1       1,130         --
Exercise of incentive stock options and non-
    qualified stock options -----------------------------------           --      --         32,850      --         110     (1,305)
Surrender of common stock for exercise of
     stock options --------------------------------------------           --      --        (29,444)     --        (476)        --
Exchange of preferred stock for common stock --                      (18,000)     --         52,976      --        (231)        --
Amortization of restricted stock awards -----------------------           --      --             --      --          --         --
Cash dividends declared:
    Common stock ----------------------------------------------           --      --             --      --          --    (11,245)
    Preferred stock -------------------------------------------           --      --             --      --          --     (2,129)
Unrealized gain on mortgage-backed securities
    available for sale, net -----------------------------------           --      --             --      --          --         --
                                                                  ---------- -------    -----------  ------   --------- ----------
Balance, June 30, 1995 ----------------------------------------    1,301,000 $    13     40,296,695  $  403   $ 256,199 $  184,371
                                                                  ========== =======    ===========  ======   ========= ==========


                                                                                          Unrealized
                                                                                        gains (losses)
                                                                                         on mortgage-
                                                                                            backed
                                                                    Treasury Stock        securities    Unamortized       Total
                                                                 ---------------------     available     Restricted    Stockholders'
                                                                   Shares     Amount     for sale, net   Stock Awards     Equity
                                                                 ---------- ---------- ---------------- -------------- -------------
Balance, December 31, 1993 ------------------------------------          -- $       -- $         11,575 $           -- $    378,462
Net income (including pooled company)--------------------------          --         --               --             --       41,727
Issuance of 319,000 shares of 6.5% non-cumula-
    tive perpetual convertible preferred stock ----------------          --         --               --             --       21,273
Issuance of common stock in the acquisition of
    Home Federal Bancorp of Missouri, Inc. --------------------          --         --               --             --       48,231
Exercise of incentive stock options and non-
    qualified stock options -----------------------------------          --         --               --             --        5,945
Three-for-one stock split -------------------------------------          --         --               --             --           --
Cash dividends declared (including pooled
    company):
       Common stock -------------------------------------------          --         --               --             --      (13,944)
       Preferred stock ----------------------------------------          --         --               --             --       (5,184)
Purchase of common stock for treasury -------------------------     (10,000)      (150)              --             --         (150)
Unrealized losses on mortgage-backed securities
    available for sale, net (including pooled
    company) --------------------------------------------------          --         --          (35,248)            --      (35,248)
Other pre-merger transactions of pooled company                          --         --               --             --          514
                                                                 ---------- ---------- ---------------- -------------- -------------
Balance, December 31, 1994-------------------------------------     (10,000)      (150)         (23,673)            --      441,626
Net income ----------------------------------------------------          --         --               --             --      (10,315)
Purchase of common stock for treasury -------------------------    (164,500)    (2,653)              --             --       (2,653)
Issuance of common stock pursuant to employee
    stock ownership plan --------------------------------------       9,338        154               --             --          151
Issuance of restricted stock ----------------------------------      20,000        320               --         (1,451)          --
Exercise of incentive stock options and non-
    qualified stock options -----------------------------------     130,638      2,098               --             --          903
Surrender of common stock for exercise of
     stock options --------------------------------------------          --         --               --             --         (476)
Exchange of preferred stock for common stock --                      14,524        231               --             --           --
Amortization of restricted stock awards -----------------------          --         --               --             11           11
Cash dividends declared:
    Common stock ----------------------------------------------          --         --               --             --      (11,245)
    Preferred stock -------------------------------------------          --         --               --             --       (2,129)
Unrealized gain on mortgage-backed securities
    available for sale, net -----------------------------------          --         --           36,477             --       36,477
                                                                 ---------- ---------- ---------------- -------------- -------------
Balance, June 30, 1995 ----------------------------------------          -- $       -- $         12,804 $       (1,440)$    452,350
                                                                 ========== ========== ================ ============== =============


          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)


                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                           1995            1994
                                                                                                        ------------   -----------
Cash flows from operating activities:
     Net income (loss) ...............................................................................   $(10,315)       (17,516)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Extraordinary loss on early extinguishment of debt .........................................         --         12,134
          Depreciation ...............................................................................      2,069          2,535
          Amortization of (discounts) and premiums, net ..............................................      1,815         29,811
          (Increase) decrease in accrued interest receivable .........................................     (5,299)         3,298
          Decrease in accrued interest payable .......................................................       (201)          (819)
          Provision for losses on loans and real estate ..............................................        600         16,413
          Unrealized losses on impairment of mortgage-backed securities held to maturity .............     27,063             --
          Net decrease in securities held for trading ................................................         --            929
          Net decrease in loans held for sale ........................................................         --         63,835
          Decrease in income taxes payable ...........................................................    (10,477)       (18,405)
          Other, net .................................................................................    (18,982)        15,599
                                                                                                        ------------   -----------
               Net cash provided by (used in) operating activities ...................................    (13,727)       107,814
                                                                                                        ------------   -----------
Cash flows from investing activities:
     Principal payments on:
          Mortgage-backed securities available for sale ..............................................     49,163        214,048
          Mortgage-backed securities held to maturity ................................................    277,015        463,622
          Loans receivable held to maturity ..........................................................    227,485        514,546
     Proceeds from sales of:
          Mortgage-backed securities available for sale ..............................................    738,622      1,338,508
          Investment securities available for sale ...................................................         --         11,833
          Loans receivable ...........................................................................         --          3,896
     Proceeds from maturities and calls of investment securities held to maturity ....................     38,322         24,764
     Purchases of:
          Mortgage-backed securities available for sale ..............................................   (686,727)    (1,675,826)
          Mortgage-backed securities held to maturity ................................................   (732,939)      (550,154)
          Investment securities held to maturity .....................................................    (13,304)       (14,479)
          Loans receivable held to maturity ..........................................................   (171,623)       (13,735)
     Originations of loans receivable ................................................................   (198,877)      (475,004)
     Net proceeds from sales of real estate ..........................................................      4,917          3,833
     Purchase of office properties & equipment .......................................................       (999)        (5,953)
     Purchase of stock in FHLB .......................................................................     (1,977)       (23,036)
     Cash acquired from acquisition ..................................................................         --         48,091
     Acquisition of Home Federal Bancorp .............................................................         --        (17,004)
                                                                                                        ------------   -----------
               Net cash used in investing activities .................................................   (470,922)      (152,050)
                                                                                                        ------------   -----------
Cash flows from financing activities:
     Repurchase of mortgage-backed bonds .............................................................         --        (60,820)
     Proceeds from FHLB advances .....................................................................  8,718,000      6,871,756
     Repayment of FHLB advances ...................................................................... (8,263,000)    (6,713,000)
     Excess of savings deposits withdrawals over receipts ............................................   (113,726)      (445,933)
     Increase in securities sold under agreements to repurchase, net .................................    147,243        237,425
     Proceeds from issuance of preferred stock .......................................................         --         21,273
     Proceeds from stock option exercises ............................................................        427            745
     Purchase of treasury stock ......................................................................     (2,653)            --
     Cash dividends paid .............................................................................    (13,389)        (8,152)
     Net increase in advances from borrowers for taxes and insurance .................................     40,755         35,682
                                                                                                        ------------   -----------
               Net cash provided by (used in) financing activities ...................................    513,657        (61,024)
                                                                                                        ------------   -----------
Net increase (decrease) in cash and cash equivalents .................................................     29,008       (105,260)
Cash and cash equivalents at beginning of period .....................................................     21,901        177,350
                                                                                                        ------------   -----------
Cash and cash equivalents at end of period ...........................................................    $50,909        $72,090
                                                                                                        ------------   -----------

Supplemental disclosures of cash flow information:
    Interest credited to savings deposits ............................................................    $84,380        $76,899
    Payments during the period for:
          Interest ...................................................................................    225,217        160,403
          Income taxes ...............................................................................     23,850          6,542
Noncash investing and financing activities:
     Desecuritization resulting in transfer of mortgage-backed securities held to maturity to loans
     receivable held to maturity and real estate owned ...............................................     33,603             --
     Transfers from securities held for trading to securities available for sale .....................         --        153,860
     Unrealized gain (loss) on mortgage-backed securities available for sale, net ....................     36,477        (10,953)
     Assets acquired, net of cash and cash equivalents ...............................................         --        483,886
     Liabilities assumed .............................................................................         --        491,755
     Common stock issued for Home Federal Bancorp ....................................................         --         48,231


         See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly owned subsidiary, Roosevelt Bank, a Federal Savings Bank (the Bank) and the Bank's wholly owned subsidiaries as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994.

         In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and the other than temporary impairment writedown of certain private issuer mortgage-backed securities discussed further in Note 4 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary for a fair presentation of the financial condition of the Company as of June 30, 1995 and the results of its operations for the three month and six month periods ended June 30, 1995 and 1994.

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

         At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80 "Accounting for Futures Contracts ", thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

         Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the three month and six month periods ended June 30, 1995 by $15.2 million and $37.1 million, respectively. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

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

Note 2 - Earnings Per Share

         Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended June 30, 1995 and 1994 were 40,571,773 and 39,005,013, respectively. Average common and common stock equivalents outstanding for the six month periods ended June 30, 1995 and 1994 were 40,572,321 and 35,577,324, respectively.

         Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended June 30, 1995 and 1994 were 45,444,773 and 42,741,183, respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share for the six month periods ended June 30, 1995 and 1994 were 45,478,751 and 41,444,767, respectively.

Note 3 - Common Stock Dividends and Preferred Stock Dividends

         On July 27, 1995, the Board of Directors declared the Company's thirtieth common stock cash dividend, in the amount of 14 cents per share payable August 31, 1995 to stockholders of record on August 15, 1995. On June 27, 1995, the Board of Directors declared the regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative convertible preferred stock, in the amount of 81.25 cents per share payable August 15, 1995 to stockholders of record on August 4, 1994.

Note 4 - Impairment of Mortgage-backed Securities Held to Maturity

         At March 31, 1995, certain private issuer mortgage-backed securities held by the Company were classified as other than temporarily impaired. As a result, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax or $0.40 per share) for the three months ended March 31, 1995, to reflect the impairment of such securities.

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

         SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings ("restructured loan"). SFAS 118 amended SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. Such methods are: 1) If collection of all interest according to the contractual terms of the loan agreement is in doubt, but collection of the principal balance is not in doubt, interest payments are recorded as interest income; 2) However, if collection of interest and some or all of the principal balance is in doubt, interest payments if actually received are applied as principal reductions. As SFAS 114 does not apply to residential mortgage loans and consumer installment loans (which are collectively evaluated for impairment) which comprise approximately 95.8% of the Company's total loans at December 31, 1994, the initial application of SFAS 114 and SFAS 118 had no impact on the Company's financial position or results of operations.

         At June 30, 1995, the recorded investment in loans (principally commercial real estate) that are considered to be impaired under SFAS 114 was $1.4 million (which have an allowance of $460,000 under SFAS 114). Income recorded for the six months ended June 30, 1995 on loans evaluated for impairment in accordance with SFAS 114 and SFAS 118 was insignificant.

         A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank performs a review of all potential problem credits to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS 114. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred or (2) when collection efforts have ceased.

         During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not anticipate that the adoption of SFAS 121 will have any significant impact on its financial statements.

         During May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amends SFAS 65 to require that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights should capitalize the cost of the rights to service such loans. As the Company is not currently selling or securitizing any loans that it has originated or purchased, the aforementioned provision of SFAS 122 will not have any impact on the Company's financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. When adopted, the Company does not anticipate that this provision will have any significant impact on its financial statements.


Note 6 - Legal Proceedings

         As a result of the acquisition of Farm & Home Financial Corporation, which was completed in June 1994, the Company and its subsidiary have become successor to certain legal proceedings involving claims arising out of the Southbend Subdivision, which was developed by Farm & Home Savings and a co-developer prior to 1985 on property adjacent to a toxic waste disposal site near Houston, Texas (Brio Site). There have been no significant developments regarding these claims and pursuant to certain settlement agreements the Insurance Companies are still providing defense and indemnification for these claims and accordingly the risk of significant loss to the Company as a result of such claims still remains remote. Also with regard to the Newly-Asserted Claims, and any future claims against Farm & Home Savings (or against Roosevelt as successor) as discussed in the Company's Form 10-K for 1994, as to which coverage may be disputed in the future by the Insurance Companies, Roosevelt still may be required to fund the defense of such claims and might choose to contribute toward their settlement or might suffer an adverse judgement. However, while the magnitude of any such claims could be substantial, and the outcome of such potential litigation cannot be predicted with certainty, the Company still believes that the risk of their being held primarily liable for any such claims is remote.

Note 7 - Mortgage-Backed Securities

Available for sale - The amortized cost and market value of mortgage-backed securities available for sale at June 30, 1995 are summarized as follows:

                                                               Gross             Gross
                                              Amortized     Unrealized        Unrealized           Market
                                                 Cost          Gains            Losses              Value
                                               --------     ----------        ----------           ------
GNMA......................................  $   789,248       $ 18,888        $  (1,704)       $   806,432
                                            -----------       --------        ---------        -----------
FNMA......................................      363,086          3,369           (1,394)           365,061
                                                -------          -----           ------            -------
FHLMC.....................................      346,934          3,549           (1,987)           348,496
                                                -------          -----           ------            -------
Private pass-throughs.....................       17,663             --             (655)            17,008
                                                 ------             --             ----             ------
Mutual fund...............................       25,000          1,379               --             26,379
                                                 ------          -----               --             ------
Interest-only stripped coupon mortgage-
 backed certificates......................       12,114            148           (2,559)             9,703
                                                 ------            ---           ------              -----
Collateralized mortgage obligation
 residual interests.......................        4,320          1,308             (519)             5,109
                                                  -----          -----             ----              -----
Principal-only stripped coupon mortgage-
 backed certificates......................        3,345             --             (167)             3,178
                                                  -----             --             ----              -----
Interest rate swap, cap, and floor
 agreements...............................       32,443          7,228           (6,106)            33,565
                                                 ------          -----           ------             ------
                                            $ 1,594,153       $ 35,869        $ (15,091)       $ 1,614,931
                                              =========         ======          =======          =========

Gross realized gains and gross realized losses on sales of mortgage-backed securities available for sale are summarized as follows:

                                       Six Months Ended June 30
                                     ------------------------------
                                        1995            1994
                                     ----------      ----------
Gross realized gains                   $ 11,935       $  11,684
                                     ----------      ----------
Gross realized losses                      (390)        (37,349)
                                     ----------      ----------
                                       $ 11,545       $ (25,665)
                                     ==========      ==========

Held to maturity - the amortized cost and market value of mortgage-backed securities held to maturity at June 30, 1995 are summarized as follows:

                                                                       Gross            Gross
                                                      Amortized       Unrealized      Unrealized      Market
                                                        Cost            Gains          Losses          Value
                                                      --------       ----------      ----------      -------
GNMA..........................................       $    15,672    $     129     $      (359)    $   15,442
                                                     -----------    ---------     -----------     ----------
FNMA..........................................           158,259        1,579            (989)       158,849
                                                         -------        -----            ----        -------
FHLMC.........................................           264,281        2,742          (1,877)       265,146
                                                         -------        -----          ------        -------
Private pass-throughs.........................         2,713,034       16,687         (46,590)     2,683,131
                                                       ---------       ------         -------      ---------
Collateralized mortgage obligations...........           358,043        1,667          (8,953)       350,757
                                                         -------        -----          ------        -------

                                                     $ 3,509,289    $  22,804     $   (58,768)    $3,473,325
                                                     ===========    =========     ===========     ==========

There were no sales of mortgage-backed securities held to maturity during the six month periods ended June 30, 1995 and 1994.

Note 8 - Investment Securities

Held to maturity - The amortized cost and market value of investment securities held to maturity are summarized as follows:

                                                                       Gross             Gross
                                                      Amortized       Unrealized      Unrealized      Market
                                                        Cost            Gains           Losses         Value
                                                      --------       ----------       ----------      -------
U.S. Government and agency obligations..............  $ 115,309       $   538           $   --       $ 115,847
                                                      ---------       -------           ------       ---------
Corporate securities................................     17,356         1,855                           19,211
                                                         ------         -----                           ------

                                                      $ 132,665       $ 2,393           $   --       $ 135,058
                                                      =========       =======           ======       =========

There were no sales of investment securities held to maturity for the six month period ended June 30, 1995.

Gross realized gains on sales of investment securities held to maturity were $209,000 for the six month period ended June 30, 1994.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION and RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capital Ratios
- --------------

The capital regulations of the Office of Thrift Supervision (OTS) require institutions to maintain tangible capital equal to 1.5% of adjusted total assets and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted assets. These capital requirements must be no less stringent than those applicable to national banks. General loan loss reserves totaling approximately $18.2 million are included as capital for purposes of meeting the risk-based capital requirements.

The Bank's compliance at June 30, 1995 with the fully phased-in requirements is illustrated as follows:

                             Regulatory
                             Requirement      Bank's Capital    Excess Capital
                           ----------------  ----------------  ----------------
    Capital Standard       Amount  Percent   Amount  Percent   Amount  Percent
    ----------------       ------  --------  ------  --------  ------  --------
                                          (dollars in millions)
  Tangible Capital......     $135     1.50%    $437     4.87%    $302     3.37%
  Core Capital..........     $270     3.00%    $440     4.90%    $170     1.90%
  Risk-based Capital....     $251     8.00%    $445    14.21%    $194     6.21%

Acquisitions
- ------------

         On June 16, 1995, the Company announced the execution of a definitive agreement with Kirksville Bancshares, Inc. (Kirksville), the holding company for Kirksville Federal Savings Bank. The transaction will result in the merger of Kirksville Federal Savings Bank into Roosevelt Bank. At June 30, 1995, Kirksville had total assets of approximately $136.8 million. In the transaction, each holder of the common stock of Kirksville will receive 2.4437 shares of common stock of the Company. The transaction is subject to the approval of the shareholders of Kirksville and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization and will qualify for the pooling of interests method of accounting.

         On April 12, 1995, the Company announced the execution of a definitive agreement with WSB Bancorp, Inc. (WSB), the holding company for Washington Savings Bank, a federal savings bank. The transaction will result in the merger of Washington Savings Bank, a federal savings bank with and into Roosevelt Bank. At June 30, 1995, WSB had total assets of approximately $96.9 million. In the transaction, WSB shareholders will receive $22.75 in cash for each share of WSB common stock. The transaction is subject to the approval of the shareholders of WSB and federal banking regulators. The transaction is structured to qualify as a tax-free reorganization for the Company and will be accounted for under the purchase method of accounting.

         On June 30, 1994, the Company completed the merger with Farm & Home Financial Corporation (Farm & Home) with assets totaling $3.1 billion. In addition as of such date, Farm & Home Savings Association, a Missouri chartered stock savings and loan association and wholly-owned subsidiary of Farm & Home, merged with and into Roosevelt Bank. Pursuant to the Merger Agreement, each holder of the common stock of Farm & Home, par value $.01 per share, received
2.01 shares of common stock of the Company, par value $.01 per share. As a result of this transaction the Company issued 17,993,838 shares of common stock. The transaction was structured to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to include the results of Farm & Home for the March, 1994 period.

         On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Pursuant to the Merger Agreement each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million and savings deposits were $466.5 million. The transaction was structured to qualify as a tax- free reorganization and was accounted for under the purchase method of accounting. The transaction resulted in the recording of a tax deductible intangible asset related to the deposit accounts of approximately $13.8 million.

Asset Quality
- -------------

         The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value (approximately 74% unpaid principal balances at June 30, 1995) of these securities in this table when the enhancement, in the form of subordination, is exhausted even though a substantial portion (approximately 75% at June 30, 1995) of the underlying loans are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

Non-Performing Assets                                 June 30,    December 31,
(in thousands)                                          1995          1994
                                                    -----------   ------------
Non-accruing loans:
  Residential.....................................    $   7,872      $   5,666
  Commercial real estate..........................        1,427          1,626
  Consumer........................................          254            269
                                                      ---------      ---------
    Total.........................................        9,553          7,561
                                                      ---------      ---------
Accruing loans delinquent more than 90 days:
  Residential.....................................        5,138          5,080
                                                      ---------      ---------
Troubled Debt Restructurings:
    Commercial real estate........................        2,747          2,757
                                                      ---------      ---------
Foreclosed assets:
  Residential.....................................        6,006          2,703
  Commercial real estate..........................       13,007         16,085
                                                      ---------      ---------
    Total.........................................       19,013         18,788
                                                      ---------      ---------
    Sub-total.....................................       36,451         34,186
                                                      ---------      ---------
    Sub-total as a percentage of total assets               .41%           .41%
                                                      =========      =========
"Other than temporarily impaired" mortgage-backed
 securities with approximately 75% of the
  underlying loans either current or less than
  90 days delinquent:                                    30,475             --
                                                      ---------      ---------
Total non-performing assets                           $  66,926      $  34,186
                                                      =========      =========
Total as a percentage of total
 assets...........................................          .75%           .41%
                                                      =========      =========

         Non-performing assets increased $32.7 million to $66.9 million at June 30, 1995 as compared to $34.2 million at December 31, 1994. The overall increase in non-performing assets is due primarily to the inclusion in the table of $30.5 million "other than temporarily impaired" private issuer mortgage-backed securities where the Company's credit enhancement has been fully absorbed.

In addition, during the three months ended June 30, 1995, the Company completed its planned desecuritization of a pool of private issuer mortgage-backed securities with a carrying value of $33.6 million immediately prior to desecuritization. As a result of this process, non-accruing residential loans and foreclosed real estate increased by $1.9 million and $2.7 million, respectively. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Results of Operations" for further details. As of June 30, 1995 the allowance for losses for the various loan portfolios was $20.9 million. For the six months ended June 30, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $566,000. Approximately $108,000 in interest income was received on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the six months ended June 30, 1995, had the loans been current in accordance with their original terms, totaled approximately $139,000. Interest on such loans that was actually recorded as income for the six months ended June 30, 1995 was approximately $116,000.

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $36.4 million which were performing according to their contractual terms at June 30, 1995. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted. The following table is a reconciliation of the comparable amount of other than temporarily impaired mortgage-backed securities at March 31, 1995 to the amount disclosed in the first sentence in this paragraph at June 30, 1995.

                                                                                     (in millions)
     Amount of currently performing, other than temporarily
     impaired mortgage-backed securities at March 31, 1995..........................    $ 52.4

     Principal payments received....................................................      (2.6)
     Inclusion of Guardian Pool 1990-5 in nonperforming asset table as
     subordination protection was absorbed during the quarter ended June 30, 1995...     (13.4)

     Amount of currently performing, other than temporarily
     impaired mortgage-backed securities at June 30, 1995...........................    $ 36.4


The analysis of the changes in the Allowance for Loan Losses from March 31, 1995 to June 30, 1995 is as follows:

                                                                                    (in thousands)
          Balance at March 31, 1995.................................................   $22,737
          Provision for Losses on Loans.............................................       300
          Charge-offs...............................................................    (2,137)
          Balance at June 30, 1995..................................................   $20,900

Amount of Assets and Liabilities
- --------------------------------

         The total assets of the Company increased $529.2 million to $8.961 billion at June 30, 1995 from $8.432 billion at December 31, 1994. The mortgage-backed securities portfolios increased $348.4 million through net purchases during the period. The increases in these portfolios were primarily in the form of adjustable rate mortgage-backed securities. Loans receivable increased $192.6 million as a result of originations and purchases during the period exceeding principal repayments. Total liabilities increased $518.5 million to $8.509 billion from $7.990 billion for the same period. An increase in FHLB advances totaling $455.1 million and the increase in securities sold under agreements to repurchase totaling $147.2 million funded the purchase of assets during the six month period ended June 30, 1995.

RESULTS OF OPERATIONS

         The Company recorded net income totaling $5.9 million for the three month period ended June 30, 1995 as compared to a net loss totaling $34.6 million for the three month period ended June 30, 1994. Net income for the 1995 period was impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $27.8 million. The net loss for the 1994 period was primarily the result of charges incurred related to the completion of the Farm & Home and Home Bancorp acquisitions during this period. The Company recorded a net loss totaling $10.3 million for the six month period ended June 30, 1995, when compared to a net loss totaling $17.5 million for the six month period ended June 30, 1994. Net income for the six month period ended June 30, 1995 was impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $61.7 million and by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities.For a discussion of the issues relating to financial futures positions see Note 1 --Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity". The items contributing to the net loss for the three month period ended June 30, 1994 as discussed above, also contributed to the loss for the six month period ended June 30, 1994.

Net Interest Income
- -------------------

         Net interest income decreased approximately $1.4 million to $45.7 million for the three month period ended June 30, 1995, as compared to $47.1 million for the three month period ended June 30, 1994. The net decrease was the result of the offsetting effects of an increase in average interest earning assets in excess of the increase in average interest bearing liabilities which resulted in a $7.5 million increase in net interest income but which was more than offset by the excess of the increase in the average cost of interest bearing liabilities over the increase in the yield on interest earning assets which resulted in $8.9 million decrease net interest income. Average interest earning assets increased $800 million from $8.0 billion for the three month period ended June 30, 1994 to $8.8 billion for the three month period ended June 30, 1995 while interest-bearing liabilities increased $600 million from $7.9 billion for the three month period ended June 30, 1994 to $8.5 billion for the three month period ended June 30, 1995. The yield on average interest earning assets increased from 6.48% for the three month period ended June 30, 1994 to 7.37% for the three month period ended June 30, 1995 while the rate paid on average interest bearing liabilities increased from 4.21% for the three month period ended June 30, 1994 to 5.49% for the three month period ended June 30, 1995.

         The Company's growth in interest earning assets was somewhat impeded during the three month period ended June 30, 1995 as a result of the impairment charge on certain private issuer mortgage-backed securities recorded in the three months ended March 31, 1995. The negative rate variance was principally the result of a short-term lag related to the repricing of the Company's adjustable rate loans and mortgage-backed securities in relation to the short-term borrowings and retail deposits that fund these assets and the general increase in the cost of retail deposits compared to comparable treasury yields.

         Net interest income increased approximately $3.3 million to $94.0 million for the six month period ended June 30, 1995 as compared to $90.7 million for the six month period ended June 30, 1994. The net increase was the result of the offsetting effects of an increase in average interest earning assets in excess of the increase in average interest bearing liabilities which resulted in a $20.7 million increase in net interest income but which was partially offset by the excess of the increase in the average cost of interest bearing liabilities over the increase in the yield on interest earning assets which resulted in a $17.4 million decrease in net interest income. Average interest earning assets increased $1.0 billion from $7.8 billion during the six month period ended June 30, 1994 to $8.8 billion during the six month period ended June 30, 1995. The yield on average interest earning assets increased from 6.44% during the six month period ended June 30, 1994 to 7.27% during the six month period ended June 30,1995 while the average rate paid on interest bearing liabilities increased from 4.19% for the six month period ended June 30, 1994 to 5.31% for the six month period ended June 30, 1995. The factors discussed above regarding the reasons for the changes in average balances and rates are also applicable to the six month period ended June 30, 1995 with the exception of the impact of the impairment charge which did not impact the growth in interest-earning assets during the three months ended March 31, 1995.

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

                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                                June 30,
                                                     1995 vs. 1994                           1995 vs. 1994
                                        ------------------------------------     ------------------------------------
                                             Increase (Decrease)   Total             Increase (Decrease)    Total
                                                   Due to         Increase                 Due to          Increase
(Dollars in Thousands)                     Volume      Rate      (Decrease)         Volume      Rate      (Decrease)
                                        ----------- ----------- ------------     ----------- ----------- ------------
Interest income:
 Loans receivable.......................  $  4,717    $  5,546    $ 10,263         $ 13,749    $   8,841    $ 22,590
 Mortgage-backed securities
  Held to maturity......................    11,976      10,804      22,780           22,595       19,416      42,011
  Available for sale....................      (935)      3,352       2,417            4,230        6,514      10,744
  Held for trading......................    (2,785)         --      (2,785)          (6,457)          --      (6,457)
 Investment securities:
  Held to maturity......................     1,785        (450)      1,335            4,181       (1,437)      2,744
  Available for sale....................      (366)         --        (366)            (936)          --        (936)
 Securities purchased under
  agreements to resell..................        --          --          --             (393)          --        (393)
 Other earning assets...................    (1,291)        233      (1,058)          (2,138)         611      (1,527)
                                          --------    --------    --------         --------    ---------    --------
    Total interest income...............  $ 13,101    $ 19,485    $ 32,586         $ 34,831    $  33,945    $ 68,776
                                          --------    --------    --------         --------    ---------    --------
Interest expense:
 Savings deposits, net..................  $ (3,292)   $ 11,698    $  8,406         $ (4,164)   $  20,487    $ 16,323
 Advances from Federal Home Loan Bank...     5,952       8,237      14,189           12,241       17,195      29,436
 Securities sold under agreements
  to repurchase.........................     4,988       8,199      13,187           11,155       16,441      27,596
 Interest rate exchange agreements......      (371)        301         (70)            (533)      (2,766)     (3,299)
 Subordinated notes.....................     (1053)         --      (1,053)          (2,106)          --      (2,106)
 Mortgage-backed bonds..................      (645)         --        (645)          (2,518)          --      (2,518)
                                          --------    --------    --------         --------    ---------    --------
    Total interest expense..............  $  5,579    $ 28,435    $ 34,014         $ 14,075    $  51,357    $ 65,432
                                          --------    --------    --------         --------    ---------    --------
Change in net interest income...........  $  7,522    $ (8,950)   $ (1,428)        $ 20,756    $ (17,412)   $  3,344
                                          ========    ========    ========         ========    =========    ========

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

                                                                            Three Months Ended June 30,
                                                        ------------------------------------------------------------------
                                                                     1995                               1994
                                                        ---------------------------------  -------------------------------
                                                                    Interest     Average               Interest   Average
                                                         Average    Income/       Rate      Average    Income/     Rate
                                                         Balance    Expense        %        Balance    Expense       %
                                                        ---------  ----------  ----------  ----------  --------  ---------
                                                                                  (dollars in millions)
Assets:

Interest-earning assets:
  Loans receivable (1) (2)...........................   $3,219.1    $   61.8        7.68%    $2,949.3  $   51.6      6.99%
  Mortgage-backed securities:
    Held to maturity.................................    3,548.6        63.2        7.13      2,737.9      40.4      5.91
    Available for sale...............................    1,790.6        33.0        7.37      1,847.1      30.6      6.63
    Held for trading.................................         --          --          --        194.7       2.8      5.72
  Investment securities:
    Held to maturity.................................      136.5         2.4        6.91         49.7       1.0      8.23
    Available for sale...............................         --          --          --         31.1       0.4      5.14
  Securities purchased under agreement to resell.....         --          --          --           --        --        --
  Other earning assets...............................      128.0         2.2        6.82        214.0       3.2      6.00
                                                        --------    --------    --------     --------  --------  --------
  All interest earning assets........................    8,822.8       162.6        7.37%     8,023.8     130.0      6.48%
                                                                    --------    --------               --------  --------
Non-interest earning assets..........................      313.1                                272.9
                                                        --------                             --------
  Total assets.......................................   $9,135.9                             $8,296.7
                                                        ========                             ========

Liabilities and stockholders' equity:

Interest-bearing liabilities:
  NOW and money market accounts (3)..................   $  828.3    $    5.9        2.86%    $1,250.9  $    7.2      2.32%
  Passbook savings deposits..........................      355.5         2.0        2.29        431.4       2.6      2.41
  Time deposits (3)..................................    3,636.4        52.7        5.79      3,478.9      42.5      4.89
  Advances from FHLB.................................    2,125.7        32.1        6.05      1,596.1      17.9      4.50
  Securities sold under agreements to repurchase.....    1,523.4        23.0        6.03      1,008.7       9.8      3.88
  Subordinated notes.................................       27.8         0.7       10.32         58.7       1.8     12.39
  Mortgage-backed bonds..............................       19.7         0.5       10.23         46.1       1.1     10.31
                                                        --------    --------    --------     --------  --------  --------
  All interest bearing liabilities...................    8,516.8       116.9        5.49%     7,870.8      82.9      4.21%
                                                                    --------    --------               --------  --------
Non-interest bearing liabilities.....................      174.1                                 28.2
                                                        --------                             --------
  Total liabilities..................................    8,690.9                              7,899.0

Stockholders' equity.................................      445.0                                397.7
                                                        --------                             --------
Total liabilities and stockholders' equity...........   $9,135.9                             $8,296.7
                                                        ========                             ========

Net interest income..................................               $   45.7                           $   47.1
                                                                    ========                           ========

Interest rate spread (4).............................                               1.88%                            2.27%
                                                                                ========                         ========

Effective net spread (5).............................                               2.07%                            2.35%
                                                                                ========                         ========

                                                                               Six Months Ended June 30,
                                                        ------------------------------------------------------------------
                                                                     1995                               1994
                                                        ---------------------------------  -------------------------------
                                                                    Interest     Average               Interest   Average
                                                         Average    Income/       Rate      Average    Income/     Rate
                                                         Balance    Expense        %        Balance    Expense       %
                                                        ---------  ----------  ----------  ----------  --------  ---------
                                                                                  (dollars in millions)
Assets:

Interest-earning assets:
  Loans receivable (1) (2)...........................   $3,185.8    $  120.8        7.58%    $2,794.2    $ 98.2      7.02%
  Mortgage-backed securities:
    Held to maturity.................................    3,459.6       120.7        6.98      2,687.7      78.7      5.85
    Available for sale...............................    1,861.3        68.3        7.34      1,734.0      57.6      6.64
    Held for trading.................................         --          --          --        241.3       6.4      5.33
  Investment securities:
    Held to maturity.................................      146.9         4.9        6.68         50.0       2.2      8.64
    Available for sale...............................         --          --          --         35.6       0.9      5.62
  Securities purchased under agreement to resell.....         --          --          --         22.6       0.4      3.46
  Other earning assets...............................      128.1         4.3        6.76        201.2       5.8      5.86
                                                        --------    --------    --------     --------  --------  --------
  All interest earning assets........................    8,781.7       319.0        7.27%     7,766.6     250.2      6.44%
                                                                    --------    --------               --------  --------
Non-interest earning assets..........................      305.9                                330.1
                                                        --------                             --------
  Total assets.......................................   $9,087.6                             $8,096.7
                                                        ========                             ========

Liabilities and stockholders' equity:

Interest-bearing liabilities:
  NOW and money market accounts (3)..................   $  838.6    $   11.3        2.69%    $1,129.5    $ 14.3      2.53%
  Passbook savings deposits..........................      368.0         4.2        2.28        400.0       4.8      2.40
  Time deposits (3)..................................    3,627.9       100.0        5.51      3,523.6      83.3      4.73
  Advances from FHLB.................................    2,068.0        62.0        6.00      1,503.8      32.6      4.34
  Securities sold under agreements to repurchase.....    1,526.9        45.1        5.91        934.0      17.6      3.76
  Subordinated notes.................................       27.8         1.4       10.33         58.6       3.5     12.06
  Mortgage-backed bonds..............................       19.7         1.0       10.23         70.3       3.5     10.17
                                                        --------    --------    --------     --------  --------  --------
  All interest bearing liabilities...................    8,476.9       225.0        5.31%     7,619.8     159.6      4.19%
                                                                    --------    --------               --------  --------
Non-interest bearing liabilities.....................      164.2                                 89.7
                                                        --------                             --------
  Total liabilities..................................    8,641.1                              7,709.5

Stockholders' equity.................................      446.5                                387.2
                                                        --------                             --------
Total liabilities and stockholders' equity...........   $9,087.6                             $8,096.7
                                                        ========                             ========

Net interest income..................................               $   94.0                             $ 90.6
                                                                    ========                             ======

Interest rate spread (4).............................                               1.96%                            2.25%
                                                                                ========                         ========

Effective net spread (5).............................                               2.14%                            2.33%
                                                                                ========                         ========

- --------------------------------------------------
(1) Average balances include non-accrual loans. Interest on such loans is included in interest income upon receipt.
(2)  Interest includes amortization of deferred loan fees.
(3)  Includes the effect of interest rate exchange agreements.
(4) Equals average rate earned on all assets minus average rate paid on all liabilities.
(5) Annualized Net interest income divided by average balance of all interest earning assets.

     At June 30, 1995 the weighted average yield on interest-earning assets was 7.37% and the weighted average cost on interest-bearing liabilities was 5.52%.

Provision for Losses on Loans
- -----------------------------

         The provision for losses on loans decreased to $300,000 for the three month period ended June 30, 1995 compared to $11.7 million for the three month period ended June 30, 1994. During the three month period ended June 30, 1994 it was determined that an increase in the general allowance for loan losses was necessary after discussion with and the concurrence of the Office of Thrift Supervision. The above mentioned decrease in the provision also impacted the six month period ended June 30, 1995.

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

         Net gain (loss) from financial instruments is summarized as follows:

                                                 Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                  1995       1994       1995      1994
                                                --------   --------   --------  --------
                                                              (in millions)
  Mortgage-backed securities
   held for trading............................ $     --   $ (1,914)  $    --   $ (4,491)
  Mark to market of financial
   futures contracts...........................  (27,752)     7,840   (61,704)    10,334
  Mortgage-backed securities
   available for sale..........................    7,567    (28,554)   11,545    (25,665)
  Cancellation costs of interest rate
   exchange agreements.........................       --     (8,910)       --     (8,910)
  Options expense..............................  $(2,750)  $(1,947)   $(5,580)   $(3,126)
                                                  -------   --------   -------   --------

                                                 (22,935)   (33,485)  (55,739)   (31,858)
                                                 ========  ========   ========   ========

         Mortgage-Backed Securities Held For Trading During both the three and six month periods ended June 30, 1995, the Company did not have any mortgage-backed securities held for trading. Consequently, there were no gains or losses on securities held for trading during these periods. During the later part of 1994, the Company had determined that it could not support the portfolio turnover ratios required to classify mortgage-backed securities as held for trading. Effective July 1, 1994, the securities held for trading portfolio was transferred to the available for sale portfolio at the estimated fair value of the securities which were then held. During the three month period ended June 30, 1994, the Company recorded a loss on mortgage-backed securities held for trading totaling $1.9 million. During the six month period ended June 30, 1994, the Company recorded a loss on mortgage-backed securities held for trading totaling $4.5 million.

         Mark to Market of Financial Futures Contracts - During the three month and six month periods ended June 30, 1995 losses of $27.8 million and $61.7 million, respectively, resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements.

         Mortgage-backed Securities Available For Sale During the three month period ended June 30, 1995, the Company recorded a $7.6 million gain on the sale of mortgage-backed securities available for sale. During the three month period ended June 30, 1994, the Company recorded a loss on the sale mortgage-backed securities available for sale totaling $28.6 million. As a result of the integration of Roosevelt and Farm & Home during the three month period ended June 30, 1994, it was determined that certain fixed-rate mortgage-backed securities classified available for sale would be sold and their related hedges would be cancelled or redesignated resulting in a net loss. In addition to these transactions, the Company had also sold certain mortgage-backed securities classified available for sale during the three month period ended March 31, 1994, resulting in a gain totaling $2.9 million.

         During the six month period ended June 30, 1995, the Company recorded an $11.5 million gain on the sale of mortgage-backed securities available for sale.

         Cancellation Costs Of Interest Rate Exchange Agreements During the three month period ended June 30, 1994, Farm & Home prepaid a $100 million Federal Home Loan Bank advance and sold its Corpus Christi branch savings deposits. As a result of a reduction in these liabilities certain interest rate exchange agreements were cancelled. Such cancellations resulted in an $8.9 million loss.

         Options Expense Options expense increased to $2.8 million for the three month period ended June 30, 1995 when compared to $1.9 million for the three month period ended June 30, 1994. Options expense increased to $5.6 million for the six month period ended June 30, 1995 when compared to $3.1 million for the six month period ended June 30, 1994. The options expense for the three month and six month periods ended June 30, 1995 was comprised of the amortization of transaction fees paid for interest rate cap, floor, and collar agreements.

Gross Profit Insurance Agency
- -----------------------------

         Gross profit insurance agency increased to $2.1 million for the three month period ended June 30, 1995 when compared to $1.5 million for the three month period ended June 30, 1994. Gross profit insurance agency increased to $4.1 million for the six month period ended June 30, 1995 when compared to $3.2 million for the six month period ended June 30, 1994. The increases are primarily the result of increased sales volume of commission generating products.

Retail Banking Fees
- -------------------

         Retail banking fees increased $615,000 to $2.7 million for the three month period ended June 30, 1995 compared to $2.1 million for the three month period ended June 30, 1994. Of this increase approximately $122,000 is attributable to fees received as a result of the acquisition of Home Federal in April, 1994. The remaining increase of approximately $493,000 is attributable to an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased $1.4 million to $5.2 million for the six month period ended June 30, 1995 compared to $3.9 million for the six month period ended June 30, 1994. Of this increase approximately $501,000 is attributable to additional fees received as a result of the acquisition of Home Federal in April, 1994. The remaining increase of approximately $857,000 is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.

Unrealized Losses on Impairment of Mortgage-Backed Securities Held To Maturity
- ------------------------------------------------------------------------------

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

         Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in April and May, 1994 to the current ratings reflected in the tables on pages 22 and 23 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

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

         As reflected in the following table, the Company's remaining investment in the Guardian Securities is approximately $79.0 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                                  (in millions)
         Investment in Guardian Securities, March 31, 1995.....................     $  118.9

         Purchase of remaining senior position of Pool 1990-9..................           .6
         Net principal payments received.......................................         (7.0)
         Desecuritization of Guardian Pool 1990-9 (see discussion below).......        (33.6)
                                                                                      ------

         Investment in Guardian Securities, June 30, 1995......................     $   78.9
                                                                                      ======

         During the quarter ended June 30, 1995, the Company completed its planned desecuritization of Guardian

Pool 1990-9 and is currently in the process of assuming servicing of the underlying whole loans and REO properties received through the desecuritization. As a result of this process, $1.1 million representing principal, interest and servicing related funds advanced by previous servicers to certficateholders on properties which were in REO at the time of the desecuritization was reimbursed to the servicer, $28.8 million was transferred to mortgage loans and $2.7 million (net of $4.9 million of charge-offs discussed below) was transferred to residential REO. REO properties and properties in foreclosure were written down $4.9 million to their estimated fair values by charges to existing unallocated REO reserves ($1.4 million) and loan loss reserves ($1.8 million) and to existing unamortized purchase discounts ($1.7 million).

Presented below is information as of June 30, 1996 relating to the Company's investment in the Guardian pools, segragated between the seven pools determined to be impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information
               ----------------------------------------------------------
related to Lehman 91-4 which has been determined to be other than temporarily
- -----------------------------------------------------------------------------
impaired.
- --------

            POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
- --------------------------------------------------------------------------------

                                 June 30, 1995

                               ($s in thousands)

- --------------------------------------------------------------------------------

                                                    Subordination As a        Regarding Roosevelt's Interests
                                Rating            Percent of Pool Balance   -----------------------------------  Percentage of Pools
 Pool         Issue    -------------------------  -----------------------   Original Par  Remaining  Remaining  Current or Less Than
Number        Date     Agency  At issue  Current   At issue      Current      At issue       Par     Investment  90 Days Delinquent
- ------      --------   ------  --------  -------  ----------    ---------   ------------  ---------  ---------- --------------------

GUARDIAN POOLS
- --------------

 89-11      11/30/89    S & P   AA       CCC        8.50%         13.16%      $  33,750    $  9,363    $  7,424          73%
                        Moody   Aa2      Ba1

 90-1        1/30/90    S & P   AA       CCC        8.50%          7.75%          3,000         902         695          69%
                        Moody   Aa2      Ba2

 90-2        2/27/90    S & P   AA       CCC        8.50%          0.43%         27,500       8,175       5,733          75%
                        Moody   Aa2      Ba3

 90-4        4/30/90    S & P   AA       CCC        8.75%          1.65%         46,428      16,697      12,051          67%
                        Moody   Aa2      Ba3

 90-5        5/31/90    S & P   AA       CCC        8.75%            --          45,000      16,628      12,701          76%
                        Moody   Aa2      Caa

 90-7        7/25/90    S & P   AA       CCC        8.75%            --          68,025      24,448      17,774          75%
                        Moody   Aa2      Caa

 90-8        9/21/90    S & P   AAA      CCC        14.00%         11.75%        15,000       5,782       4,617          71%
                        Moody   Aaa      Ba1
                                                                             -----------------------------------

Total Guardian                                                                $ 238,703    $ 81,996    $ 60,995
      --------                                                               ===========  ==========  ==========

LEHMAN
- ------

 91-4        7/30/91    S & P   AA       CCC        23.00%          7.16%     $  14,000    $ 10,709    $  5,859          70%
 ----        -------    -----   --       ---        -----           ----     ===========  ==========  ==========         ---
                        Moody   Aa3      Caa
                        -----   ---      ---

   GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT
- --------------------------------------------------------------------------------
                                  ENHANCEMENT
- --------------------------------------------------------------------------------


                                 June 30, 1995

                               ($s in Thousands)

- --------------------------------------------------------------------------------

                                                    Subordination As a        Regarding Roosevelt's Interests
                                Rating            Percent of Pool Balance   -----------------------------------  Percentage of Pools
 Pool         Issue    -------------------------  -----------------------   Original Par  Remaining  Remaining  Current or Less Than
Number        Date     Agency  At issue  Current   At issue      Current      At issue       Par     Investment  90 Days Delinquent
- ------      --------   ------  --------  -------  ----------    ---------   ------------  ---------  ---------- --------------------
 89-10      10/27/89    S & P   AA       BBB         8.50%         16.14%     $   9,000    $  1,973    $  1,994          76%
                        Moody   Aa2      Ba1

 91-2        3/28/91    S & P   AAA      BBB        17.00%         23.78%        39,831      15,889      15,889          72%
                        Moody   Aaa      Baa1
                                                  ----------------------------------------------------------------------------------
Totals                                                                        $  48,831    $ 17,862    $ 17,883
                                                                             ===========  ==========  ==========

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

         Unlike U.S. Government agency mortgage-backed securities which include a full guarantee of principal and interest, private issuer mortgage-backed securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. In a limited number of cases, this support is provided through letters of credit or cash reserves. Given the structure of the private issuer mortgage-backed securities, the Company has credit risk in addition to interest-rate risk and prepayment risk discussed above. In this regard, management has instituted a monitoring system tracking the major factors affecting the performance of a private issuer mortgage-backed security including i) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement, iii) an assessment of the servicer of the underlying mortgage portfolio and iv) the rating assigned to each security by independent national rating agencies. This process has indicated that, with the exception of the seven Guardian pools and the additional security determined to be impaired, the remainder of the Company's private issuer mortgage-backed securities portfolio continues to perform according to the contractual terms of the securities. At June 30, 1995, approximately 98% of the Company's mortgage-backed security portfolio is comprised of AA or AAA-rated private issuer product or government agency issued product.



General and Administrative Expense
- ----------------------------------

         General and administrative expense decreased $24.0 million to $21.7 million for the three month period ended June 30, 1995 when compared to $45.7 million for the three month period ended June 30, 1994. General and administrative expense decreased $26.6 million to $43.2 million for the six month period ended June 30, 1995 compared to $69.8 million for the six month period ended June 30, 1994.

         These decreases are primarily attributable to decreases in compensation and employee benefits, occupancy, and other general administrative expense resulting foremost from $19.8 million of nonrecurring charges for transaction costs, severance expense, and costs to dispose of excess facilities incident to the acquisition of Farm & Home during the three month period ended June 30, 1994.

         Excluding such nonrecurring charges, general and administrative expense decreased $4.2 million and $6.7 million for the three and six month periods ended June 30, 1995, respectively when compared to the same periods in 1994. These net decreases are primarily attributable to overall efficiencies realized after the June 30, 1994 merger with Farm & Home.

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

Recent Developments
- -------------------

         The deposits of Roosevelt Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members are expected to take effect no later than in the third quarter of 1995. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a one-time assessment of .85% to .90% to be imposed on all deposits assessed at the SAIF rates in order to recapitalized the SAIF and eliminate disparity. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

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

         Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value as calculated by the Company increased to $428.3 million at June 30, 1995 as compared to $404.0 million at December 31, 1994.

         To measure the impact of interest rate changes, the Company recalculates the net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100, 200, 300 and 400 basis points, or eight separate calculations. Larger increases or decreases in the net market value of the Company as a result of these interest rate changes represents greater interest rate risk than do smaller increases or decreases in net market value. The Company endeavors to maintain a position where it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in interest rates.

         The OTS recently issued a regulation, effective January 1, 1994, which uses a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flows from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS announced that it will delay the effective date of the regulation until it adopts the process by which an institution may appeal an interest rate risk capital deduction determination. It is not known at this time when such regulation will become effective.

Utilizing this measurement concept, the interest rate risk of the Company at June 30, 1995 is as follows:

                                                                    (dollars in thousands)
                     (unaudited)
         ------------------------------------
Basis point changes in interest rates..............            -200       -100      +100        +200
Changes in net market value due to changes in
  interest rates (Company methodology)................    $ (30,387)  $(11,019)  $(7,322)  $ (32,923)
OTS "normal" level of interest rate exposure..........    $(179,221)       N/A       N/A   $(179,221)

         The Company's operating strategy is designed to avoid material negative or positive changes in net market value. As of June 30, 1995, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.65% and 5.91% at June 30, 1995 and December 31, 1994, respectively.

         The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows used in operating activities, consisting primarily of interest received on investments less interest paid on deposits, were $13.7 million for the six month period ended June 30, 1995. Also included in the operating activities of the Company are the unrealized losses on impairment of mortgage-backed securities held to maturity recorded during the three month period ended March 31, 1995. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $470.9 million for the six month period ended June 30, 1995. Net cash related to financing activities, consisting of proceeds net of repayments from FHLB advances, proceeds from securities sold under agreements to repurchase, excess of savings deposits withdrawals over receipts, and a net increase in advances from borrowers for taxes and insurance, provided $513.7 million for the six month period ended June 30, 1995.

         At June 30, 1995, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $46.9 million and adjustable-rate mortgages of approximately $38.2 million. The Company expects to satisfy these commitments through its primary sources of funds.

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