Form 10-Q/A
period 1995-09-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

   (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1995
                                    -----------------------------------------

                                      OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________

                            Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   43-1498200
     ----------------------------------            ------------------------
      (State or other Jurisdiction                 (I.R.S. Employer ID No.)
     of incorporation or organization)


              900 Roosevelt Parkway, Chesterfield, Missouri  63017
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

                                      Yes  X    No
                                         -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at November 7, 1995
     -------------------               ---------------------------------
       Common Stock                                40,276,506
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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the quarter ended September 30, 1995 by $747,000. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.


                                                                     PAGE
      PART I.      FINANCIAL INFORMATION

      Item 1.      Financial Statements (Unaudited)

                   - Consolidated Balance Sheets                       2

                   - Consolidated Statements of Income                 3

                   - Consolidated Statements of Stockholders'
                     Equity                                            4

                   - Consolidated Statements of Cash Flows             5

                   - Notes to Consolidated Financial
                     Statements                                        6

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      10


      PART II.     OTHER INFORMATION                                  26

                   SIGNATURES                                         27

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

                                                                                               September 30,      December 31,
                                                                                                   1995               1994
                                                                                             ---------------    --------------
Assets
Cash ------------------------------------------------------------------------------------    $        44,700    $       21,901
Interest-bearing deposits ---------------------------------------------------------------                105               205
Mortgage-backed securities:
     Available for sale------------------------------------------------------------------          1,537,912         1,656,563
     Held to maturity--------------------------------------------------------------------          3,666,633         3,119,289
Investment securities - held to maturity ------------------------------------------------            131,614           156,773
Loans receivable - held to maturity -----------------------------------------------------          3,358,665         3,072,151
Stock in Federal Home Loan Bank ---------------------------------------------------------            127,463           109,136
Office properties and equipment, net ----------------------------------------------------             53,634            53,483
Accrued income and other assets ---------------------------------------------------------            232,124           242,365
                                                                                             ---------------    --------------
          Total Assets                                                                       $     9,152,850    $    8,431,866
                                                                                             ===============    ==============

Liabilities and Stockholders' Equity
Savings deposits ------------------------------------------------------------------------    $     4,772,084    $    4,899,389
Mortgage-backed bonds -------------------------------------------------------------------             19,663            19,660
Securities sold under agreements to repurchase ------------------------------------------          1,368,776         1,208,127
FHLB advances ---------------------------------------------------------------------------          2,317,088         1,707,938
Subordinated notes ----------------------------------------------------------------------             27,825            27,724
Accrued expenses and other liabilities --------------------------------------------------            184,250           127,402
                                                                                             ---------------    --------------
          Total Liabilities                                                                        8,689,686         7,990,240
                                                                                             ---------------    --------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock - $.01 par value, 6.5% non-cumulative perpetual convertible: 3,000,000 shares authorized and 1,301,000 and 1,319,000 shares issued and outstanding at September 30, 1995 and December 31, 1994,
        respectively --------------------------------------------------------------------                 13                13
     Common stock - $.01 par value: 90,000,000 shares authorized;
        40,296,665 shares and 40,271,689 shares issued and outstanding, respectively, at September 30, 1995 and 40,173,527 shares and 40,163,527 shares issued
        and outstanding, respectively, at December 31, 1994 -----------------------------                403               402
     Paid-in capital --------------------------------------------------------------------            256,186           255,655
     Retained earnings - subject to certain restrictions --------------------------------            198,928           209,379
     Treasury stock, at cost; 24,976 shares at September 30, 1995 and 10,000
        shares at December 31, 1994 -----------------------------------------------------               (385)             (150)
     Unrealized gain (loss) on mortgage-backed securities available for sale, net -------              9,423           (23,673)
     Unamortized restricted stock awards ------------------------------------------------             (1,404)               --
                                                                                             ---------------    --------------
          Total Stockholders' Equity                                                                 463,164           441,626
                                                                                             ---------------    --------------
                                                                                             $     9,152,850    $    8,431,866
                                                                                             ===============    ==============

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                September 30,
                                                                              1995          1994            1995          1994
                                                                           ----------    ----------      ----------    ----------
Interest income:
  Loans receivable -----------------------------------------------------   $  63,472     $  53,290       $ 184,234     $ 151,462
  Mortgage-backed securities:
    Held to maturity ---------------------------------------------------      65,125        44,256         185,802       122,922
    Available for sale -------------------------------------------------      30,447        35,408          98,783        93,000
    Held for trading ---------------------------------------------------          --             2              --         6,459
  Investment securities:
    Held to maturity ---------------------------------------------------       2,362         1,933           7,268         4,095
    Available for sale -------------------------------------------------          --           281              --         1,217
  Securities purchased under agreements to resell ----------------------          --           488             --            881
  Other ----------------------------------------------------------------       2,514         2,605           6,845         8,463
                                                                           ----------    ----------      ----------    ----------
    Total interest income ----------------------------------------------     163,920       138,263         482,932       388,499
                                                                           ----------    ----------      ----------    ----------
Interest expense:
  Savings deposits, net ------------------------------------------------      59,907        51,792         172,538       148,100
  Advances from Federal Home Loan Bank ---------------------------------      36,545        20,435          98,562        53,016
  Securities sold under agreements to repurchase -----------------------      20,289        15,688          65,429        33,232
  Interest rate exchange agreements ------------------------------------       2,739         1,274           5,528         7,362
  Subordinated notes ---------------------------------------------------         717         1,020           2,150         4,559
  Mortgage-backed bonds ------------------------------------------------         503           503           1,509         4,027
                                                                           ----------    ----------      ----------    ----------
    Total interest expense ---------------------------------------------     120,700        90,712         345,716       250,296
                                                                           ----------    ----------      ----------    ----------
      Net interest income ----------------------------------------------      43,220        47,551         137,216       138,203
Provision for losses on loans ------------------------------------------         300           300             900        12,132
                                                                           ----------    ----------      ----------    ----------
      Net interest income after provision for losses on loans-----------      42,920        47,251         136,316       126,071
                                                                           ----------    ----------      ----------    ----------
Noninterest income (loss):
   Net gain (loss) from financial instruments --------------------------       1,620         2,553         (54,119)      (29,305)
   Loan servicing fees, net --------------------------------------------       1,822         1,677           5,966         5,402
   Gain on sale of purchased mortgage servicing rights -----------------       1,510            --           1,510            --
   Gross profit-insurance agency ---------------------------------------       1,792         1,333           5,908         4,542
   Retail banking fees -------------------------------------------------       2,850         2,421           8,078         6,291
   Gain on sales of real estate acquired for development and sale-------         427         1,350           1,363         2,501
   Unrealized losses on impairment of mortgage-backed securities
     held to maturity---------------------------------------------------          --            --         (27,063)           --
   Other ---------------------------------------------------------------         471           468           1,073         1,684
                                                                           ----------    ----------      ----------    ----------
     Total noninterest income (loss) -----------------------------------      10,492         9,802         (57,284)       (8,885)
                                                                           ----------    ----------      ----------    ----------
Noninterest expense:
  General and administrative:
    Compensation and employee benefits ---------------------------------       8,676         7,978          25,887        34,545
    Occupancy ----------------------------------------------------------       4,358         4,669          13,015        19,446
    Advertising --------------------------------------------------------         327           382           1,360         1,579
    Federal insurance premiums -----------------------------------------       2,575         2,999           8,998         9,105
    Other --------------------------------------------------------------       4,939         4,703          14,848        25,401
                                                                           ----------    ----------      ----------    ----------
      Total general and administrative ---------------------------------      20,875        20,731          64,108        90,076
  Provision for real estate losses -------------------------------------          --            --              --         4,581
                                                                           ----------    ----------      ----------    ----------
    Total noninterest expense ------------------------------------------      20,875        20,731          64,108        94,657
                                                                           ----------    ----------      ----------    ----------
      Income before income tax expense and extraordinary items----------      32,537        36,322          14,924        22,529
Income tax expense -----------------------------------------------------      11,040        12,393           3,742         8,267
                                                                           ----------    ----------      ----------    ----------
      Income before extraordinary items --------------------------------      21,497        23,929          11,182        14,262
Extraordinary items ----------------------------------------------------          --            --              --        (7,849)
                                                                           ----------    ----------      ----------    ----------
      Net income -------------------------------------------------------   $  21,497     $  23,929       $  11,182     $   6,413
                                                                           ==========    ==========      ==========    ==========
      Net income (loss) attributable to common stock--------------------   $  20,440     $  22,987       $   7,996     $   3,369
                                                                           ----------    ----------      ----------    ----------
Primary earnings per share:
      Income before extraordinary items --------------------------------  $     0.50     $    0.57       $    0.20     $    0.30
      Extraordinary items ----------------------------------------------          --            --              --         (0.21)
                                                                           ----------    ----------      ----------    ----------
        Net income -----------------------------------------------------  $     0.50     $    0.57       $    0.20     $    0.09
                                                                           ==========    ==========      ==========    ==========
Fully-diluted earnings per share:
      Income before extraordinary items --------------------------------  $     0.47     $    0.53       $     .20     $    0.30
      Extraordinary items ----------------------------------------------          --            --              --         (0.21)
                                                                           ----------    ----------      ----------    ----------
        Net income -----------------------------------------------------  $     0.47     $    0.53       $     .20     $    0.09
                                                                           ==========    ==========      ==========    ==========
Dividends paid per share -----------------------------------------------  $     0.14     $    0.11       $    0.42     $    0.32
                                                                           ==========    ==========      ==========    ==========

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                      (Dollars in thousands) (Unaudited)

                                                                         Preferred Stock                    Common Stock
                                                                  ----------------------------      ----------------------------
                                                                     Shares          Amount            Shares         Amount
                                                                  ------------    ------------      ------------    ------------
Balance, December 31, 1993-------------------------------------      2,492,440    $         25        10,291,922    $        103
Net income (including pooled company)--------------------------             --              --                --              --
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock------------------------        319,000               3                --              --
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.-----------------------             --              --         1,121,142              11
Exercise of incentive stock options and
  non-qualified stock options----------------------------------             --              --         1,294,991              13
Three-for-one stock split--------------------------------------             --              --        25,157,436             252
Cash dividends declared (including pooled company):
  Common stock-------------------------------------------------             --              --                --              --
  Preferred stock----------------------------------------------             --              --                --              --
Purchase of common stock for treasury--------------------------             --              --                --              --
Unrealized losses on mortgage-backed securities
  available for sale, net (including pooled company)-----------             --              --                --              --
Other pre-merger transactions of pooled company----------------     (1,492,440)            (15)        2,308,036              23
                                                                  ------------    ------------      ------------    ------------
Balance, December 31, 1994-------------------------------------      1,319,000              13        40,173,527             402
Net income-----------------------------------------------------             --              --                --              --
Purchase of common stock for treasury--------------------------             --              --                --              --
Issuance of common stock pursuant to employee
  stock ownership plan-----------------------------------------             --              --               746              --
Issuance of restricted stock-----------------------------------             --              --            66,040               1
Exercise of incentive stock options and
  non-qualified stock options----------------------------------             --              --            32,850              --
Surrender of common stock for exercise of
  stock options------------------------------------------------             --              --           (29,474)             --
Exchange of preferred stock for common stock-------------------        (18,000)             --            52,976              --
Amortization of restricted stock awards------------------------             --              --                --              --
Cash dividends declared:
  Common stock-------------------------------------------------             --              --                --              --
  Preferred stock----------------------------------------------             --              --                --              --
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------------------             --              --                --              --
                                                                  ------------    ------------      ------------    ------------
Balance, September 30, 1995------------------------------------      1,301,000    $         13        40,296,665    $        403
                                                                  ============    ============      ============    ============

                                                                                                           Treasury Stock
                                                                    Paid-in         Retained        ----------------------------
                                                                    Capital         Earnings           Shares         Amount
                                                                  ------------    ------------      ------------    ------------
Balance, December 31, 1993-------------------------------------   $    179,979    $    186,780                --    $         --
Net income (including pooled company)--------------------------             --          41,727                --              --
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock------------------------         21,270              --                --              --
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.-----------------------         48,220              --                --              --
Exercise of incentive stock options and
  non-qualified stock options----------------------------------          5,932              --                --              --
Three-for-one stock split--------------------------------------           (252)             --                --              --
Cash dividends declared (including pooled company):
  Common stock-------------------------------------------------             --         (13,944)               --              --
  Preferred stock----------------------------------------------             --          (5,184)               --              --
Purchase of common stock for treasury--------------------------             --              --           (10,000)           (150)
Unrealized losses on mortgage-backed securities
  available for sale, net (including pooled company)-----------             --              --                --              --
Other pre-merger transactions of pooled company----------------            506              --                --              --
                                                                  ------------    ------------      ------------    ------------
Balance, December 31, 1994-------------------------------------        255,655         209,379           (10,000)           (150)
Net income-----------------------------------------------------             --          11,182                --              --
Purchase of common stock for treasury--------------------------             --              --          (214,500)         (3,426)
Issuance of common stock pursuant to employee
  stock ownership plan-----------------------------------------             11             (14)            9,338             154
Issuance of restricted stock-----------------------------------          1,130              --            20,000             320
Exercise of incentive stock options and
  non-qualified stock options----------------------------------             97          (1,559)          155,662           2,486
Surrender of common stock for exercise of
  stock options------------------------------------------------           (476)             --                --              --
Exchange of preferred stock for common stock-------------------           (231)             --            14,524             231
Amortization of restricted stock awards------------------------             --              --                --              --
Cash dividends declared:
  Common stock-------------------------------------------------             --         (16,874)               --              --
  Preferred stock----------------------------------------------             --          (3,186)               --              --
Unrealized gain on mortgage-backed securities
  available for sale, net--------------------------------------             --              --                --              --
                                                                  ------------    ------------      ------------    ------------
Balance, September 30, 1995------------------------------------   $    256,186    $    198,928           (24,976)   $       (385)
                                                                  ============    ============      ============    ============

                                                                        Unrealized
                                                                      gains (losses)
                                                                       on mortgage-
                                                                         backed
                                                                        securities            Unamortized              Total
                                                                         available            Restricted            Stockholders
                                                                       for sale, net         Stock Awards             Equity
                                                                       -------------        --------------         --------------
Balance, December 31, 1993---------------------------------------      $      11,575        $           --         $      378,462
Net income (including pooled company)----------------------------                 --                    --                 41,727
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock--------------------------                 --                    --                 21,273
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.-------------------------                 --                    --                 48,231
Exercise of incentive stock options and
  non-qualified stock options------------------------------------                 --                    --                  5,945
Three-for-one stock split----------------------------------------                 --                    --                     --
Cash dividends declared (including pooled company):
  Common stock---------------------------------------------------                 --                    --                (13,944)
  Preferred stock------------------------------------------------                 --                    --                 (5,184)
Purchase of common stock for treasury----------------------------                 --                    --                   (150)
Unrealized losses on mortgage-backed securities
  available for sale, net (including pooled company)-------------            (35,248)                   --                (35,248)
Other pre-merger transactions of pooled company------------------                 --                    --                    514
                                                                       -------------        --------------         --------------
Balance, December 31, 1994---------------------------------------            (23,673)                   --                441,626
Net income-------------------------------------------------------                 --                    --                 11,182
Purchase of common stock for treasury----------------------------                 --                    --                 (3,426)
Issuance of common stock pursuant to employee
  stock ownership plan-------------------------------------------                 --                    --                    151
Issuance of restricted stock-------------------------------------                 --                (1,451)                    --
Exercise of incentive stock options and
  non-qualified stock options------------------------------------                 --                    --                  1,024
Surrender of common stock for exercise of
  stock options--------------------------------------------------                 --                    --                   (476)
Exchange of preferred stock for common stock---------------------                 --                    --                     --
Amortization of restricted stock awards--------------------------                 --                    47                     47
Cash dividends declared:
  Common stock---------------------------------------------------                 --                    --                (16,874)
  Preferred stock------------------------------------------------                 --                    --                 (3,186)
Unrealized gain on mortgage-backed securities
  available for sale, net----------------------------------------             33,096                    --                 33,096
                                                                       -------------        --------------         --------------
Balance, September 30, 1995--------------------------------------      $       9,423        $       (1,404)        $      463,164
                                                                       =============        ==============         ==============

          See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                 1995           1994
                                                                                             -----------     ----------
Cash flows from operating activities:
     Net income --------------------------------------------------------------------------  $    11,182     $    6,413
     Adjustments to reconcile net income to net cash provided by operating activities:
          Extraordinary loss on early extinguishment of debt -----------------------------           --         12,134
          Depreciation -------------------------------------------------------------------        3,142          4,114
          Amortization of (discounts) and premiums, net ----------------------------------        5,344         13,430
          Increase in accrued interest receivable ----------------------------------------       (8,515)        (2,973)
          Increase (decrease) in accrued interest payable --------------------------------        8,641         (1,676)
          Provision for losses on loans and real estate ----------------------------------          900         16,713
          Unrealized losses on impairment of mortgage-backed securities held to maturity--       27,063             --
          Net increase in securities held for trading ------------------------------------           --        (35,680)
          Net decrease in loans held for sale --------------------------------------------           --         72,631
          Decrease in income taxes payable -----------------------------------------------      (11,012)        (8,917)
          Other, net ---------------------------------------------------------------------      (22,507)        (2,922)
                                                                                            -----------     ----------

               Net cash provided by operating activities ---------------------------------       14,238         73,267
                                                                                            -----------     ----------
Cash flows from investing activities:
     Principal payments on:
          Mortgage-backed securities available for sale ----------------------------------       87,176        258,731
          Mortgage-backed securities held to maturity ------------------------------------      510,413        619,353
          Loans receivable held to maturity ----------------------------------------------      444,746        757,394
     Proceeds from sales of:
          Mortgage-backed securities available for sale ----------------------------------      806,101      1,910,050
          Investment securities available for sale ---------------------------------------           --         41,842
          Loans receivable ---------------------------------------------------------------           --         13,498
     Proceeds from maturities and calls of investment securities held to maturity --------       44,322         29,764
     Purchases of:
          Mortgage-backed securities available for sale ----------------------------------     (718,316)    (2,519,166)
          Mortgage-backed securities held to maturity ------------------------------------   (1,127,589)      (920,198)
          Investment securities held to maturity -----------------------------------------      (17,742)      (126,211)
          Loans receivable held to maturity ----------------------------------------------     (302,088)      (101,253)
     Originations of loans receivable ----------------------------------------------------     (376,952)      (561,832)
     Net proceeds from sales of real estate ----------------------------------------------        7,095          6,939
     Purchase of office properties & equipment -------------------------------------------       (2,250)        (6,005)
     Purchase of stock in FHLB -----------------------------------------------------------      (18,327)       (23,036)
     Cash acquired from acquisition ------------------------------------------------------           --         48,091
     Acquisition of Home Federal Bancorp -------------------------------------------------           --        (17,004)
                                                                                            -----------     ----------

               Net cash used in investing activities -------------------------------------     (663,411)      (589,043)
                                                                                            -----------     ----------
Cash flows from financing activities:
     Repurchase of mortgage-backed bonds -------------------------------------------------           --        (60,820)
     Redemption of subordinated debt -----------------------------------------------------           --        (31,022)
     Proceeds from FHLB advances ---------------------------------------------------------   12,330,000     11,800,256
     Repayment of FHLB advances ----------------------------------------------------------  (11,721,000)   (11,524,000)
     Excess of savings deposits withdrawals over receipts --------------------------------     (127,159)      (556,299)
     Increase in securities sold under agreements to repurchase, net ---------------------      160,648        670,929
     Proceeds from issuance of preferred stock -------------------------------------------           --         21,273
     Proceeds from stock option exercises ------------------------------------------------          547          5,836
     Purchase of treasury stock ----------------------------------------------------------       (3,426)            --
     Cash dividends paid -----------------------------------------------------------------      (20,075)       (13,643)
     Net increase in advances from borrowers for taxes and insurance ---------------------       52,437         49,980
                                                                                            -----------     ----------
               Net cash provided by financing activities ---------------------------------      671,972        362,490
                                                                                            -----------     ----------
Net increase (decrease) in cash and cash equivalents -------------------------------------       22,799       (153,286)
Cash and cash equivalents at beginning of period -----------------------------------------       21,901        177,350
                                                                                            -----------     ----------
Cash and cash equivalents at end of period -----------------------------------------------  $    44,700     $   24,064
                                                                                            ===========     ==========
Supplemental disclosures of cash flow information:
    Interest credited to savings deposits ------------------------------------------------  $   128,937     $   94,809
    Payments during the period for:
          Interest -----------------------------------------------------------------------      337,075        251,972
          Income taxes -------------------------------------------------------------------       33,475          6,542
Noncash investing and financing activities:
     Desecuritization resulting in transfer of mortgage-backed securities held to maturity
      to loans receivable held to maturity and real estate owned -------------------------       33,603             --
     Transfers from securities held for trading to securities ----------------------------           --        190,972
     Unrealized gain (loss) on mortgage-backed securities available for sale, net --------       33,096        (23,505)
     Assets acquired, net of cash and cash equivalents -----------------------------------           --        483,886
     Liabilities assumed -----------------------------------------------------------------           --        491,755
     Common stock issued for Home Federal Bancorp ----------------------------------------           --         48,231

          See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly owned subsidiary, Roosevelt Bank, (the Bank) and the Bank's wholly owned subsidiaries as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994.

         In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and the other than temporary impairment write-down of certain private issuer mortgage-backed securities discussed further in Note 6 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations") necessary for a fair presentation of the financial condition of the Company as of September 30, 1995 and the results of its operations for the three month and nine month periods ended September 30, 1995 and 1994.

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

         Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the three month period ended September 30, 1995 by $747,000 and decreasing previously reported net income for the nine month period ended September 30, 1995 by $36.3 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

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

Note 2 - Mortgage-Backed Securities

Available for sale - The amortized cost and market value of mortgage-backed securities available for sale at September 30, 1995 are summarized as follows:

                                                                      Gross          Gross
                                                     Amortized      Unrealized     Unrealized          Market
                                                      Cost           Gains           Losses            Value
                                                    ----------      ----------     ----------         -------


GNMA.......................................        $   771,677       $ 19,255       $   (976)     $   789,936
FNMA.......................................            337,040          4,715           (454)         341,301
FHLMC......................................            323,073          4,719         (1,268)         326,524
Private issuer pass-throughs...............             16,827             --           (697)          16,130
Mutual fund................................             25,000          1,535            --            26,535
Interest-only stripped coupon mortgage-
 backed certificates.......................             11,268            303          (1,835)          9,736
Collateralized mortgage obligation
 residual interests........................              3,468          1,504            (279)          4,693
Principal-only stripped coupon mortgage-
 backed certificates.......................              3,295             --            (167)          3,128
Interest rate swap, cap, and floor
 agreements................................             30,355          3,976         (14,402)         19,929
                                                     ---------         ------         -------       ---------
                                                   $ 1,521,983       $ 36,007       $ (20,078)    $ 1,537,912
                                                     =========         ======         =======       =========

Gross realized gains and gross realized losses on sales of mortgage-backed securities available for sale are summarized as follows:

                                                                     Nine Months Ended September 30, 1995
                                                                     ------------------------------------
                                                                       1995            1994
                                                                     --------        --------


Gross realized gains........................................         $ 16,158       $  12,587
Gross realized losses.......................................             (378)        (35,644)
                                                                       ------         -------
                                                                     $ 15,780       $ (23,057)
                                                                       ======         =======

Held to maturity - The amortized cost and market value of mortgage-backed securities held to maturity at September 30, 1995 are summarized as follows:

                                                                 Gross           Gross
                                               Amortized      Unrealized      Unrealized          Market
                                                 Cost            Gains          Losses             Value
                                               --------       ----------      ----------          -------


GNMA...................................      $    14,937       $    155        $    (300)      $   14,792
FNMA...................................          197,362          1,549           (1,243)         197,668
FHLMC..................................          252,370          2,538           (1,280)         253,628
Private issuer pass-throughs...........        2,857,150         18,655          (47,444)       2,828,361
Collateralized mortgage obligations....          344,814          1,838           (4,998)         341,654
                                               ---------         ------          -------        ---------
                                             $ 3,666,633       $ 24,735        $ (55,265)      $3,636,103
                                               =========         ======          =======        =========

There were no sales of mortgage-backed securities held to maturity during the nine month period ended September 30, 1995.

Note 3- Investment Securities

Held to maturity - The amortized cost and market value of investment securities held to maturity are summarized as follows:

                                                                 Gross             Gross
                                               Amortized       Unrealized       Unrealized      Market
                                                 Cost             Gains           Losses         Value
                                               ---------       ----------       ----------     ----------

U.S. Government and agency obligations.......  $ 114,242        $ 1,009            $  (1)       $ 115,250
Corporate securities.........................     17,372          1,808               --           19,180
                                                 -------          -----              ---          -------
                                               $ 131,614        $ 2,817            $  (1)       $ 134,430
                                                 =======          =====              ===          =======


There were no sales of investment securities held to maturity for the nine month period ended September 30, 1995.

Note 4 - Common Stock Dividends and Preferred Stock Dividends

         On October 26, 1995, the Board of Directors declared the Company's thirty first common stock cash dividend, in the amount of 14 cents per share
payable November 30, 1995 to stockholders of record on November 15, 1995.   On
September 28, 1995, the Board of Directors declared the regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative perpetual convertible preferred stock, in the amount of 81.25 cents per share payable November 15, 1995 to stockholders of record on November 3, 1995.

Note 5 - Stock Repurchase Program

         On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock or common equivalents, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund, from time to time, the Company's benefit programs. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through September 30, 1995, 224,500 shares of common stock of the Company have been repurchased pursuant to the stock repurchase program at a weighted average price of $15.93.

Note 6 - Impairment of Mortgage-backed Securities Held to Maturity

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

Note 7 - Earnings Per Share

         Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended September 30, 1995 and 1994 were 40,645,389 and 40,109,251, respectively. Average common and common stock equivalents outstanding for the nine month periods ended September 30, 1995 and 1994 were 40,596,697 and 37,087,966, respectively.

         Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended September 30, 1995 and 1994 were 45,552,569 and 45,050,227, respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share for the nine month periods ended September 30, 1995 and 1994 were 45,503,357 and 42,646,248, respectively.

Note 8 - Legal Proceedings

         As a result of the acquisition of Farm & Home Financial Corporation, which was completed in June 1994, the Company and its subsidiary have become successor to certain legal proceedings involving claims arising out of the Southbend Subdivision, which was developed by Farm & Home Savings and a co-developer prior to 1985 on property adjacent to a toxic waste disposal site near Houston, Texas (Brio Site). There have been no significant developments regarding these claims and pursuant to certain settlement agreements the Insurance Companies are still providing defense and indemnification for these claims. The risk of significant loss to the Company as a result of such claims still remains remote. Also with regard to the Newly-Asserted Claims, and any future claims against Farm & Home Savings (or against Roosevelt as successor) as discussed in the Company's Form 10-K for 1994, as to which coverage may be disputed in the future by the Insurance Companies, Roosevelt still may be required to fund the defense of such claims and might choose to contribute toward their settlement or might suffer an adverse judgement. However, while the magnitude of any such claims could be substantial, and the outcome of such potential litigation cannot be predicted with certainty, the Company continues to believe that the risk of their being held primarily liable for any such claims is remote.

Note 9 - Accounting Pronouncements

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), which amends SFAS 114.

         SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings ("restructured loan"). SFAS 118 amended SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. Such methods are: 1) If collection of all interest according to the contractual terms of the loan agreement is in doubt, but collection of the principal balance is not in doubt, interest payments are recorded as interest income; 2) However, if collection of interest and some or all of the principal balance is in doubt, interest payments, if actually received, are applied as principal reductions. As SFAS 114 does not apply to residential mortgage loans and consumer installment loans (which are collectively evaluated for impairment) which comprise approximately 95.8% and 96.0% of the Company's total loans at December 31, 1994 and September 30, 1995, respectively, the initial and continuing application of SFAS 114 and SFAS 118 has had no significant impact on the Company's financial position or results of operations.

         A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank performs a review of all potential problem credits to determine if the impairment criteria have been met. If the impairment criteria have been met, impairment is measured based on the fair value of collateral and a reserve is calculated according to the provisions of SFAS 114. The Bank charges-off principal at the earlier of (1) when a total loss of principal has been deemed to have occurred or (2) when collection efforts have ceased.

         At September 30, 1995, the recorded investment in loans (principally commercial real estate) that are considered to be impaired under SFAS 114 and are included within nonperforming assets was $1.4 million (which have an allowance of $460,000 under SFAS 114). The average recorded investment in loans that are considered to be impaired was $1.4 million for the three and nine month periods ended September 30, 1995. Income recorded for the three and nine month periods ended September 30, 1995 on loans evaluated for impairment in accordance with SFAS 114 and SFAS 118 was insignificant.

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

         During May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends SFAS No. 65 to require that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights to capitalize the cost of the rights to service such loans. As the Company is not currently selling or securitizing any loans that it has originated or purchased, the aforementioned provision of SFAS 122 will not have any impact on the Company's financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 should be applied prospectively for fiscal years beginning after December 15, 1995. The Company anticipates adopting SFAS No. 122 on January 1, 1996. When adopted, the Company does not anticipate that this provision will have a significant impact on its financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION and RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capital Ratios
- --------------

The capital regulations of the Office of Thrift Supervision (OTS) require institutions to maintain tangible capital equal to 1.5% of adjusted total assets and to maintain core capital equal to 3% of adjusted total assets. Additionally, institutions are required to maintain total capital (core capital plus supplementary capital) of at least 8% of risk-weighted assets. These capital requirements must be no less stringent than those applicable to national banks. General loan loss reserves totaling approximately $18.7 million are included as capital for purposes of meeting the risk-based capital requirements.

The Bank's compliance at September 30, 1995 with the requirements is illustrated as follows:

                                    Regulatory
                                    Requirement          Bank's Capital        Excess Capital
                                 -----------------     -----------------     -----------------
         Capital Standard        Amount    Percent     Amount    Percent     Amount    Percent
         ----------------        ------    -------     ------    -------     ------    -------
                                                     (dollars in millions)

      Tangible Capital.....        $137      1.50%       $452      4.93%       $315      3.43%
      Core Capital.........        $275      3.00%       $454      4.95%       $179      1.95%
      Risk-based Capital...        $252      8.00%       $462     14.68%       $210      6.68%


Acquisitions
- ------------

         On June 16, 1995, the Company announced the execution of a definitive agreement with Kirksville Bancshares, Inc. (Kirksville), the holding company for Kirksville Federal Savings Bank. The transaction will result in the merger of Kirksville Federal Savings Bank into Roosevelt Bank. At September 30, 1995, Kirksville had total assets of approximately $136.2 million. In the transaction, each holder of the common stock of Kirksville will receive 2.4437 shares of common stock of the Company. The transaction is subject to the approval of federal banking regulators, which was received on October 24, 1995. The transaction is structured to qualify as a tax-free reorganization and will qualify for the pooling of interests method of accounting.

         On October 20, 1995, the Company completed the acquisition of WSB Bancorp, Inc. (WSB), the holding company for Washington Savings Bank, a federal savings bank. Pursuant to the Merger Agreement each holder of the common stock of WSB received $22.75 in cash for each share of WSB common stock resulting in a total consideration of $25.0 million. The transaction was structured to qualify as a tax-free reorganization and was accounted for under the purchase method of accounting. WSB's total consolidated assets were $97.0 million and its savings deposits were $77.4 million at September 30, 1995.

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

Asset Quality
- -------------

        The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 73% of the unpaid principal balances at September 30, 1995) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 72% at September 30, 1995) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

Non-Performing Assets                                            September 30,         December 31,
(in thousands)                                                        1995                 1994
                                                                 -------------         ------------
Non-accruing loans:
  Residential..........................................          $       6,384         $      5,666
  Commercial real estate...............................                  1,366                1,626
  Consumer.............................................                    221                  269
                                                                 -------------         ------------
    Total..............................................                  7,971                7,561
                                                                 -------------         ------------
Accruing loans delinquent more than 90 days:
  Residential..........................................                  9,433                5,080
                                                                 -------------         ------------
Troubled Debt Restructurings:
    Commercial real estate.............................                    667                2,757
                                                                 -------------         ------------
Foreclosed assets:
  Residential..........................................                  5,550                2,703
  Commercial real estate...............................                 12,208               16,085
                                                                 -------------         ------------
    Total..............................................                 17,758               18,788
                                                                 -------------         ------------
    Sub-total..........................................                 35,829               34,186
                                                                 -------------         ------------
    Sub-total non-performing assets as a percentage
      of total assets..................................                    .39%                 .41%
                                                                 =============         ============
"Other than temporarily impaired" mortgage-backed
  securities with approximately 72% of the underlying
  loans either current or less than 90 days
  delinquent...........................................                 45,761                 --
                                                                 -------------         ------------
Total non-performing assets............................          $      81,590         $     34,186
                                                                 =============         ============
Total as a percentage of total assets..................                    .89%                 .41%
                                                                 =============         ============

         Non-performing assets increased $47.4 million to $81.6 million at September 30, 1995 as compared to $34.2 million at December 31, 1994. The overall increase in non-performing assets is due primarily to the inclusion in the table of $45.8 million of "other than temporarily impaired" private issuer mortgage-backed securities where the Company's credit enhancement has been fully absorbed. As expected, based on the low remaining amounts at June 30, 1995, the subordination protection related to Guardian Pools 1990-2 and 1990-4 (see page
20) was fully absorbed during the quarter ended September 30, 1995, resulting in an additional $16.7 million being added to the non-performing asset table during the quarter. In addition, the increases in non-accruing residential loans, accruing residential loans delinquent more than 90 days and foreclosed residential real estate at September 30, 1995 compared to December 31, 1994, are primarily the result of the desecuritization (and related transfer of servicing of the underlying collateral) of a private issuer mortgage-backed security pool completed in the quarter ended June 30, 1995. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Results of Operations" for further details. Commercial real estate troubled debt restructurings decreased $2.1 million as a result of the repayment of the outstanding principal on a loan secured by a nursing home.

         For the nine months ended September 30, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $430,000. Approximately $53,000 in interest income was recorded on such loans for the same period. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the nine months ended September 30, 1995, had the loans been current in accordance with their original terms, totaled approximately $192,000. Interest on such loans that was actually recorded as income for the nine months ended September 30, 1995 was approximately $160,000.

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $17.8 million which were performing according to their contractual terms at September 30, 1995. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted. The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at June 30, 1995 to such amount at September 30, 1995.

                                                                                      in millions
                                                                                      -----------
     Amount of currently performing, other than temporarily impaired
     mortgage-backed securities at June 30, 1995 .........................               $ 36.4

     Principal payments received .........................................                 (1.9)

     Addition of Guardian Pools 1990-2 and 1990-4 to the non-performing asset table as subordination protection was absorbed during the
     quarter ended September 30, 1995 ....................................                (16.7)

     Amount of currently performing, other than temporarily impaired                       ----
     mortgage-backed securities at September 30, 1995 ....................               $ 17.8
                                                                                          =====

Amount of Assets and Liabilities
- --------------------------------

         The total assets of the Company increased $721.0 million or 8.6% to $9.153 billion at September 30, 1995 from $8.432 billion at December 31, 1994. The mortgage-backed securities portfolios increased $428.7 million or 9.0% to $5.205 billion at September 30, 1995 from $4.776 billion at December 31, 1994 through net purchases. The increase in this portfolio was primarily in the form of adjustable rate mortgage-backed securities. Loans receivable increased $286.5 million or 9.3% to $3.359 billion at September 30, 1995 from $3.072 billion at December 31, 1994 as a result of originations and purchases during the period exceeding principal repayments. Such increase was primarily in the adjustable rate loan categories. Total liabilities increased $699.4 million or 8.8% to $8.690 billion from $7.990 billion at December 31, 1994. FHLB advances increased $609.2 million or 35.7% to $2.317 billion at September 30, 1995 from $1.708 billion at December 31, 1994. Securities sold under agreements to repurchase increased $160.6 million or 13.3% to $1.369 billion at September 30, 1995 from $1.208 billion at December 31, 1994. Such borrowings funded the resulting asset growth during the nine month period ended September 30, 1995.

RESULTS OF OPERATIONS

         The Company recorded net income totaling $21.5 million for the three month period ended September 30, 1995 as compared to $23.9 million for the three month period ended September 30, 1994. The decrease in net income totaling $2.4 million for the three month period ended September 30, 1995 was due primarily to a decrease in net interest income totaling $4.3 million which was partially offset by an increase in noninterest income totaling $690,000. The
Company recorded net income totaling $11.2 million for the nine month period ended September 30, 1995, as compared to $6.4 million for the nine month period ended September 30, 1994. Net income for the nine month period ended September 30, 1995 was negatively impacted by the losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $61.6 million and by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to financial futures positions see Note 1 -- Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity". Net income for the nine month period ended September 30, 1994 was impacted by merger related transactions which occurred during the three month period ended June 30, 1994. As a result of the acquisition of Farm & Home, merger related expenses totaling $57.3 million (net of income tax benefit) were incurred, including $11.4 million in provision for losses on loans, $38.4 million in net losses from financial instrument transactions, $3.7 million in provision for real estate losses, $6.3 million in compensation and employee benefits, occupancy expense of $5.9 million, transaction related fees of $7.0 million, and $1.8 million of other expenses. These amounts were reduced by the income tax effect of $25.0 million. Additionally, an extraordinary item totaling $7.8 million was recorded related to the early extinguishment of debt.
Net Interest Income
- -------------------

         Net interest income decreased approximately $4.3 million or 9.1% to $43.2 million for the three month period ended September 30, 1995, as compared to $47.6 million for the three month period ended September 30, 1994. Net interest income increased $2.7 million as a result of an increase in average interest earning assets totaling $538.7 million and average interest bearing liabilities totaling $475.3 million (volume). Net interest income decreased $7.0 million as a result of a decrease in the effective net spread to 1.94% for the three month period ended September 30, 1995 from 2.27% for the three month period ended September 30, 1994 (rate). The negative rate variance was principally the result of the continuing competitive retail deposit pricing pressure in the Company's market areas, and to a lesser extent, a short-term lag related to the repricing of the Company's adjustable rate loans and mortgage-backed securities in relation to the short-term borrowings and retail deposits that fund these assets.

         Net interest income decreased approximately $987,000 to $9.1 million or 0.72% for the nine month period ended September 30, 1995 as compared to $138.2 million for the nine month period ended September 30, 1994. Net interest income increased $21.6 million as a result of an increase in average interest earning assets totaling $856.4 million and average interest bearing liabilities totaling $729.8 million (volume). Net interest income decreased $7.0 million as a result of a decrease in the effective net spread to 2.07% for the nine month period ended September 30, 1995 from 2.31% for the nine month period ended September 30, 1994 (rate). The factors discussed above regarding the reasons for the changes in average balances and rates are also applicable to the nine month period ended September 30, 1995 with the exception of the impact of the impairment charge which did not impact the growth in interest-earning assets during the three months ended March 31, 1995.

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

                                                      Three Months Ended                             Nine Months Ended
                                                         September 30                                  September 30
                                                        1995 vs. 1994                                 1995 vs. 1994
                                          ------------------------------------------     ------------------------------------------
                                             Increase (Decrease)           Total            Increase (Decrease)           Total
                                                     Due to               Increase                  Due to               Increase
                                             Volume          Rate        (Decrease)         Volume          Rate        (Decrease)
                                          ------------   ------------   ------------     ------------   ------------   ------------

(Dollars in Thousands)
Interest income:
  Loans receivable......................  $      6,147   $      4,035   $     10,182     $     19,913   $     12,859   $     32,772
  Mortgage-backed securities:
   Held to maturity.....................        12,291          8,578         20,869           34,896         27,984         62,880
   Available for sale...................        (9,553)         4,592         (4,961)          (5,456)        11,239          5,783
   Held for trading.....................            (2)            --             (2)          (6,459)            --         (6,459)
  Investment securities:
   Held to maturity.....................           307            122            429            4,052           (879)         3,173
   Available for sale...................          (281)            --           (281)          (1,217)            --         (1,217)
  Securities purchased under
   agreements to resell.................          (488)            --           (488)            (881)            --           (881)
  Other earning assets..................           448           (539)           (91)          (1,996)           378         (1,618)
                                          ------------   ------------   ------------     ------------   ------------   ------------
     Total interest income..............  $      8,869   $     16,788   $     25,657     $     42,852   $     51,581   $     94,433
                                          ------------   ------------   ------------     ------------   ------------   ------------

Interest expense:
 Savings deposits, net..................  $     (2,890)  $     11,005          8,115     $     (7,022)  $     31,460         24,438
 Advances from Federal Home Loan Bank...         9,718          6,392         16,110           21,778         23,768         45,546
 Securities sold under agreements
  to repurchase.........................          (237)         4,838          4,601           11,914         20,283         32,197
 Interest rate exchange agreements......          (190)         1,655          1,465             (794)        (1,040)        (1,834)
 Subordinated notes.....................          (252)           (51)          (303)          (2,096)          (313)        (2,409)
 Mortgage-backed bonds..................            --             --             --           (2,545)            27         (2,518)
                                          ------------   ------------   ------------     ------------   ------------   ------------
     Total interest expense.............  $      6,149   $     23,839   $     29,988     $     21,235   $     74,185   $     95,420
                                          ------------   ------------   ------------     ------------   ------------   ------------

Change in net interest income...........  $      2,720   $     (7,051)  $     (4,331)    $     21,617   $    (22,608)  $      (987)
                                          ============   ============   ============     ============   ============   ============

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

                                                                            Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                   1995                                      1994
                                                  ---------------------------------------    ---------------------------------------
                                                                  Interest       Average                     Interest       Average
                                                    Average       Income/         Rate         Average       Income/          Rate
                                                    Balance       Expense          %           Balance       Expense           %
                                                  -----------   -----------   -----------    -----------   -----------   -----------
                                                                                 (dollars in millions)
Assets:
Interest earning assets:
   Loans receivable (1)(2)......................  $  3,352.2    $     63.5        7.57 %     $  3,005.5    $     53.3        7.09 %
   Mortgage-backed securities:
      Held to maturity..........................     3,691.8          65.1        7.06          2,889.4          44.3        6.13
      Available for sale(3).....................     1,587.2          30.4        7.66          2,172.7          35.4        6.53
      Held for trading..........................          --            --          --               --            --          --
   Investment securities:
      Held to maturity..........................       131.9           2.4        7.16            113.8           1.9        6.79
      Available for sale(3).....................          --            --          --             23.6           0.3        4.77
   Securities purchased under agreement
      to resell.................................          --            --          --             41.0           0.5        4.76
   Other earning assets.........................       147.0           2.5        6.84            125.4           2.6        8.31
                                                  -----------   -----------   -----------    -----------   -----------   -----------

   All interest earning assets..................     8,910.1         163.9        7.36 %        8,371.4         138.3        6.61 %
Non-interest earning assets.....................       347.7    -----------   -----------         315.1    -----------   -----------
                                                  -----------                                -----------
   Total assets.................................  $  9,257.8                                 $  8,686.5
                                                  ===========                                ===========

Liabilities and stockholders' equity:

Interest bearing liabilities:
   NOW and money market accounts (4)............  $    817.4    $      6.3        3.07 %     $  1,021.6    $      5.5        2.15 %
   Passbook savings deposits....................       337.4           2.0        2.33            434.5           2.6        2.38
   Time deposits (4)............................     3,596.4          54.4        6.05          3,575.9          45.0        5.03
   Advances from FHLB...........................     2,438.9          36.5        5.99          1,652.9          20.4        4.95
   Securities sold under agreement
      to repurchase.............................     1,360.7          20.3        5.96          1,381.5          15.7        4.54
   Subordinated notes...........................        27.8           0.7       10.31             36.9           1.0       11.05
   Mortgage-backed bonds........................        19.7           0.5       10.23             19.7           0.5       10.24
                                                  -----------   -----------   -----------    -----------   -----------   -----------
   All interest bearing liabilities.............     8,598.3         120.7        5.62 %        8,123.0          90.7        4.47 %
Non-interest bearing liabilities................       203.5    -----------   -----------         145.9    -----------   -----------
                                                  -----------                                -----------
   Total liabilities............................     8,801.8                                    8,268.9

Stockholders' equity............................       456.0                                      417.6
                                                  -----------                                -----------
   Total liabilities and stockholders' equity...  $  9,257.8                                 $  8,686.5
                                                  ===========                                ===========

Net interest income.............................                 $     43.2                                $     47.6
                                                                 ===========                               ===========

Interest rate spread (5)........................                                   1.74 %                                    2.14  %
                                                                              ===========                                ===========



Effective net spread (6)........................                                   1.94 %                                     2.27 %
                                                                               ===========                               ===========


                                                                             Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                   1995                                      1994
                                                  ---------------------------------------    ---------------------------------------
                                                                  Interest       Average                     Interest       Average
                                                    Average       Income/         Rate         Average       Income/          Rate
                                                    Balance       Expense          %           Balance       Expense           %
                                                  -----------   -----------   -----------    -----------   -----------   -----------
                                                                                 (dollars in millions)
Assets:

Interest earning assets:
   Loans receivable (1)(2)......................  $  3,241.3    $    184.2        7.58 %     $  2,864.6    $    151.5        7.05 %
   Mortgage-backed securities:
      Held to maturity..........................     3,537.0         185.8        7.00          2,754.9         122.9        5.95
      Available for sale(3).....................     1,769.9          98.8        7.44          1,880.2          93.0        6.60
      Held for trading..........................          --            --          --            160.9           6.4        5.35
   Investment securities:
      Held to maturity..........................       141.9           7.3        6.83             71.3           4.1        7.66
      Available for sale(3).....................          --            --          --             31.6           1.2        5.14
   Securities purchased under agreement
      to resell.................................          --            --          --             28.7           0.9        4.08
   Other earning assets.........................       134.4           6.8        6.79            175.9           8.5        6.42
                                                  -----------   -----------   -----------    -----------   -----------   -----------
   All interest earning assets..................     8,824.5         482.9        7.30 %        7,968.1         388.5        6.50 %
Non-interest earning assets.....................       319.8    -----------   -----------         325.2    -----------   -----------
                                                  -----------                                -----------
   Total assets.................................  $  9,144.3                                 $  8,293.3
                                                  ===========                                ===========

Liabilities and stockholders' equity:

Interest bearing liabilities:
   NOW and money market accounts (4)............  $    831.5    $     17.5        2.81 %     $  1,093.6    $     19.7        2.41 %
   Passbook savings deposits....................       357.8           6.2        2.29            411.5           7.5        2.41
   Time deposits (4)............................     3,617.4         154.4        5.69          3,541.0         128.3        4.83
   Advances from FHLB...........................     2,191.7          98.6        6.00          1,553.5          53.0        4.55
   Securities sold under agreement
      to repurchase.............................     1,471.5          65.4        5.93          1,083.2          33.2        4.09
   Subordinated notes...........................        27.8           2.1       10.32             51.4           4.6       11.83
   Mortgage-backed bonds........................        19.7           1.5       10.23             53.4           4.0       10.05
                                                  -----------   -----------   -----------    -----------   -----------   -----------
   All interest bearing liabilities.............     8,517.4         345.7        5.41 %        7,787.6         250.3        4.28 %
Non-interest bearing liabilities................       177.3    -----------   -----------         108.3    -----------   -----------
                                                  -----------                                -----------
   Total liabilities............................     8,694.7                                    7,895.9

Stockholders' equity............................       449.6                                      397.4
                                                  -----------                                -----------
   Total liabilities and stockholders' equity...  $  9,144.3                                 $  8,293.3
                                                  ===========                                ===========

Net interest income.............................                $    137.2                                 $    138.2
                                                                ===========                                ===========

Interest rate spread (5)........................                                  1.89 %                                     2.22 %
                                                                              ===========                                ===========


Effective net spread (6)........................                                  2.07 %                                     2.31 %
                                                                              ===========                                ===========

- --------------------------------------------------------------------------
(1) Average balances include non-accrual loans. Interest on such loans is included in interest income upon receipt.
(2)  Interest includes amortization of deferred loan fees.
(3) The available for sale mortgage-backed and investment securities are included in the preceding table at historical cost with the corresponding average rate calculated based upon historical balances.
(4)  Includes the effect of interest rate exchange agreements.
(5) Equals average rate earned on all assets minus average rate paid on all liabilities.
(6) Annualized net interest income divided by average balance of all interest earning assets.

At September 30, 1995 the weighted average yield on interest-earning assets was 7.39% and the weighted average cost on interest-bearing liabilities was 5.55%.

Provision for Losses on Loans
- -----------------------------

         The provision for losses on loans recorded for the three month period ended September 30, 1995 remained unchanged from the three month period ended September 30, 1994 in the amount of $300,000. The provision for losses on loans decreased to $900,000 for the nine month period ended September 30, 1995 compared to $12.1 million for the nine month period ended September 30, 1994. After combining the Roosevelt, Farm & Home and Home Federal loan portfolios in the second quarter of 1994, the Company concluded that an increase in the allowance for loan losses was necessary and appropriate. Such increase was discussed with and concurred on by the Office of Thrift Supervision and resulted in an additional $11.4 million provision being recorded in the quarter ended June 30, 1994.

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

         Net gain (loss) from financial instruments is summarized as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   1995         1994          1995        1994
                                                  ------       ------        ------      ------
                                                                   (in millions)
Mortgage-backed securities
  held for trading..........................     $    --       $   --        $    --     $ (4,491)
Mark to market of financial
 futures contracts..........................         135        2,578        (61,569)      12,912
Mortgage-backed securities
  available for sale........................       4,235        2,608         15,780      (23,057)
Cancellation costs of interest rate
 exchange agreements........................          --           --             --       (8,910)
Options expense.............................      (2,750)      (2,633)        (8,330)      (5,759)
                                                  ------       ------         ------      -------

                                                 $ 1,620       $2,553        (54,119)    $(29,305)
                                                 =======       ======        =======     ========

         Mortgage-Backed Securities Held For Trading During the three month periods ended September 30, 1995 and 1994, and the nine month period ended September 30, 1995, the Company did not have any mortgage-backed securities held for trading. Consequently, there were no gains or losses on securities held for trading during these periods. During 1994, the Company concluded that it no longer had reasonable expectations that its previous portfolio would continue to be sold in the "near term" or "short term" as contemplated by SFAS No. 115. Accordingly, effective July 1, 1994, the securities held for trading portfolio was transferred to the available for sale portfolio at the estimated fair value of the securities which were then held. During the nine month period ended September 30, 1994, the Company recorded a loss on mortgage-backed securities held for trading totaling $4.5 million.


         Mark to Market of Financial Futures Contracts During the three month and nine month periods ended September 30, 1995 gains of $135,000 and losses of $61.6 million, respectively, resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements.


         Mortgage-backed Securities Available For Sale During the three month period ended September 30, 1995, the Company recorded a $4.2 million gain on the sale of mortgage-backed securities available for sale. During the nine month period ended September 30, 1995, the Company recorded an $15.8 million gain on the sale of mortgage-backed securities available for sale. During the nine month period ended September 30, 1994, the Company recorded a loss on the sale mortgage-backed securities available for sale totaling $23.1 million resulting primarily from merger related transactions in the June 1994 quarter. As a result of the integration of Roosevelt and Farm & Home during the three month period ended June 30, 1994, it was determined that certain fixed-rate mortgage-backed securities classified available for sale would be sold and their related hedges would be cancelled or redesignated resulting in a net loss totaling $28.6 million.

         Cancellation Costs Of Interest Rate Exchange Agreements During the three month period ended June 30, 1994, Farm & Home prepaid a $101 million Federal Home Loan Bank advance. Such prepayment altered the Company's exposure to interest rate risk. Consequently, the related interest rate exchange agreements were cancelled. The cancellation of the interest rate exchange agreements resulted in a $5.7 million after tax loss.

         Options Expense Options expense increased to $2.8 million for the three month period ended September 30, 1995 when compared to $2.6 million for the three month period ended September 30, 1994. Options expense increased to $8.3 million for the nine month period ended September 30, 1995 when compared to $5.8 million for the nine month period ended September 30, 1994. The options expense for the three month and nine month periods ended September 30, 1995 resulted from the amortization of transaction fees paid for interest rate cap, floor, and collar agreements.

Loan Servicing Fees, Net
- ------------------------

         Loan servicing fees increased to $1.8 million for the three month period ended September 30, 1995 when compared to $1.7 million for the three month period ended September 30, 1994. Loan servicing fees increased to $6.0 million for the nine month period ended September 30, 1995 when compared to $5.4 million for the nine month period ended September 30, 1994. Such fees have remained relatively stable as the size of the Bank's loan servicing portfolios have not fluctuated significantly except for the sale of servicing which took place near the end of September 1995 and is discussed more fully in the immediately succeeding caption.

Gain on Sale of Purchased Mortgage Servicing Rights
- ---------------------------------------------------

         During the three month period ended September 30,1995, the Company sold the servicing rights on certain pools of loans (approximately $471.0 million in related unpaid principal balances) serviced for third party investors under loan servicing agreements. The Company recorded a gain of $1.5 million on the sale of such servicing rights whose unamortized value was approximately $3.1 million at the date of the sale.

Gross Profit Insurance Agency
- -----------------------------

         Gross profit insurance agency increased to $1.8 million for the three month period ended September 30, 1995 when compared to $1.3 million for the three month period ended September 30, 1994. Gross profit insurance agency increased to $5.9 million for the nine month period ended September 30, 1995 when compared to $4.5 million for the nine month period ended September 30, 1994. The increases are primarily the result of increased sales volume of commission generating products, principally annuities.

Retail Banking Fees
- -------------------

         Retail banking fees increased $429,000 to $2.9 million for the three month period ended September 30, 1995 compared to $2.4 million for the three month period ended September 30, 1994. The increase is attributable to an overall increase in the utilization of the retail banking services offered by the Bank. Retail banking fees increased $1.8 million to $8.1 million for the nine month period ended September 30, 1995 compared to $6.3 million for the nine month period ended September 30, 1994. Of this increase, approximately $501,000 is attributable to additional fees received as a result of the acquisition of Home Federal in April, 1994. The remaining increase of approximately $1.3 million is attributable to an overall increase in the utilization of the retail banking services offered by the Bank.


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

         Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure ("REO"). This has resulted in rating agency downgrades, principally in April and May, 1994 and again in July and September, 1995 to the current ratings reflected in the tables on pages 20 and 21 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

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

         As reflected in the following table, the Company's remaining investment in the Guardian Securities is approximately $74.8 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                                       (in millions)
          Investment in Guardian Securities, March 31, 1995........................        $118.9

          Purchase of remaining senior position of Pool 1990-9.....................            .6
          Net principal payments received..........................................         (11.1)
          Desecuritization of Guardian Pool 1990-9 (see discussion below)..........         (33.6)
                                                                                            -----

          Investment in Guardian Securities, September 30, 1995....................        $ 74.8
                                                                                            =====

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

         During the quarter ended September 30, 1995, the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

         . As expected, there were several additional rating agency downgrades, principally related to those Guardian pools that are no longer protected by remaining credit enhancement and which had been determined to be other than temporarily impaired and written down to estimated fair value by the Company during the quarter ended March 31, 1995.

         . As expected, based on the low levels remaining at June 30, 1995, the subordination protection related to Guardian Pools 1990-2 and 1990-4 were fully absorbed.

         .    The remaining four pools (Guardian 89-11, 90-1, 90-8 and
              Lehman 91-4), determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continue to perform according to their contractual terms and are protected by remaining subordination ranging from 6.85% to 12.75% of the remaining unpaid principal balances of the pools. Such remaining subordination percentages compare to original subordination percentages ranging from 8.50% to 14.00%.

         . The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 14.86% and 23.01%, respectively. These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

         . In excess of $4.0 million in net principal payments were received during the quarter.

         Accordingly, at September 30, 1995, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information as of September 30, 1995 relating to the Company's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.


                                      POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
- ------------------------------------------------------------------------------------------------------------------------------------

                                                        September 30, 1995

                                                         ($ in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                Subordination As a         Regarding Roosevelt's Interests
                         Rating               Percent of Pool Balance   -------------------------------------     Percent of Pools
Pool    Issue     -------------------------   -----------------------   Original Par   Remaining   Remaining    Current or Less Than
Number   Date     Agency  At Issue  Current     At Issue     Current     At Issue        Par      Investment    90 Days Delinquent
- ------  ------    ------  --------  -------     --------     -------   ------------   ---------   ----------    ------------------
GUARDIAN POOLS
- --------------
89-11   11/30/89  S & P   AA        CCC         8.50%        12.75%    $  33,750      $   9,105   $   7,163            75%
                  Moody   Aa2       B1

90-1     1/30/90  S & P   AA        CC          8.50%         6.65%        3,000            851         644            72%
                  Moody   Aa2       B2

90-2     2/27/90  S & P   AA        D           8.50%           -         27,500          7,647       5,389            77%
                  Moody   Aa2       Caa

90-4     4/30/90  S & P   AA        D           8.75%           -         46,428         15,730      11,264            67%
                  Moody   Aa2       Caa

90-5     5/31/90  S & P   AA        D           8.75%           -         45,000         15,843      12,124            74%
                  Moody   Aa2       Caa

90-7     7/25/90  S & P   AA        D           8.75%           -         68,025         23,494      16,984            72%
                  Moody   Aa2       Caa

90-8     9/21/90  S & P   AAA       CCC        14.00%        11.05%       15,000          5,388       4,222            71%
                  Moody   Aaa       B1
                                                                       ------------------------------------
Total Guardian                                                         $ 238,703      $  78,058   $  57,790
                                                                       =========      =========   =========

LEHMAN POOL
- -----------
91-4     7/30/90  S & P   AA        CCC        23.00%         7.22%    $  14,000      $  10,630   $   5,778            71%
                  Moody   Aa3       Caa                                =========      =========   =========

                                      20

                       GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT ENHANCEMENT
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        September 30, 1995

                                                         ($ In Thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                 Subordination As a         Regarding Roosevelt's Interests
                           Rating              Percent of Pool Balance    -----------------------------------    Percent of Pools
 Pool     Issue    --------------------------  -----------------------    Original Par  Remaining  Remaining   Current or Less Than
Number     Date    Agency   At Issue  Current    At Issue     Current       At Issue       Par     Investment    90 Days Delinquent
- ------    ------   ------   --------  -------  -----------   ---------    ------------  ---------  ----------- ---------------------
89-10    10/27/89  S & P    AA        BBB-           8.50%      14.86%     $  9,000     $  1,836    $  1,855            72%
                   Moody    Aa2       Ba3

91-2      3/28/91  S & P    AAA       BBB           17.00%      23.01%       39,831       15,132      15,132            72%
                   Moody    Aaa       Baa3
                                                                          -----------------------------------
Totals                                                                     $ 48,831     $ 16,968    $ 16,987
                                                                          ==========   ==========  ==========

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

         Unlike U.S. Government agency mortgage-backed securities which include a full guarantee of principal and interest, private issuer mortgage-backed securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. In a limited number of cases, this support is provided through letters of credit or cash reserves. Given the structure of the private issuer mortgage-backed securities, the Company has credit risk in addition to interest-rate risk and prepayment risk discussed above. In this regard, management has instituted a monitoring system tracking the major factors affecting the performance of a private issuer mortgage-backed security including i) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, ii) the level of available subordination or other credit enhancement, iii) an assessment of the servicer of the underlying mortgage portfolio and iv) the rating assigned to each security by independent national rating agencies. This process has indicated that, with the exception of the seven Guardian pools and the additional security
(Lehman 91-4) determined to be impaired, the remainder of the Company's private issuer mortgage-backed securities portfolio continues to perform according to the contractual terms of the securities. At September 30, 1995, approximately 98% of the Company's mortgage-backed security portfolio is comprised of AA or AAA-rated private issuer product or government agency issued product.





General and Administrative Expense
- ----------------------------------

         General and administrative expense increased $144,000 to $20.9 million for the three month period ended September 30, 1995 when compared to $20.7 million for the three month period ended September 30, 1994. Such increase was due primarily to an increase in compensation and employee benefits partially offset by a decrease in federal insurance premiums. Compensation and employee benefits increased $698,000 as a result of normal wage increases and additions to staff. Federal insurance premiums decreased $424,000 primarily due to a refund of federal insurance premiums received during the three month period ended September 30, 1995 related to certain of its savings deposits which are insured by the Bank Insurance Fund (BIF). This refund resulted from the BIF achieving its statutory reserve ratio on June 30, 1995. General and administrative expense decreased $26.0 million to $64.1 million for the nine month period ended September 30, 1995 compared to $90.1 million for the nine month period ended September 30, 1994. These decreases are primarily attributable to decreases in compensation and employee benefits, occupancy, and other general administrative expenses resulting from merger related expenses totaling $24.7 million incident to the acquisition of Farm & Home during the three month period ended June 30, 1994. Excluding such merger related expenses, compensation and employee benefits decreased by $2.3 million as a result of efficiencies realized after the June 30, 1994 merger with Farm & Home totaling $3.8 million partially offset by normal wage increases and additions to staff totaling $1.5 million. Additionally, occupancy and other general administrative charges decreased by $531,000 and $1.8 million, respectively, as the result of efficiencies realized after the June 30, 1994 merger with Farm & Home. Further, the factors affecting federal insurance premiums for the three month period ended September 30, 1995 also impacted the nine month period ended
September 30, 1995.

Provision For Real Estate Losses
- --------------------------------

         Provisions for real estate losses totaled $4.6 million for the nine month period ended September 30, 1994. During the three month period ended
June 30, 1994, an addition of $3.7 million to the general valuation allowance for possible future losses on foreclosed real estate was established in connection with the acquisition of Farm & Home. Such addition represented a 25% reduction in net carrying value to accommodate a strategy of accelerating the disposition of Farm & Home's real estate owned portfolio. In addition to this provision, during the six month period ended June 30, 1994, Farm & Home recorded an $839,000 provision for specific valuation allowances on six non-residential real estate properties.


Recent Developments
- -------------------

         The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), and the Bank Insurance Fund (BIF), which are the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). On August 8, 1995, the FDIC revised the premium schedule for BIF insured banks to provide a range of .04% to .31% of deposits (as compared to the former range of .23% to .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. The lower premiums for BIF members became effective during the third quarter of 1995 after FDIC verification that the BIF achieved the statutory reserve ratio on March 31, 1995. As a result, BIF members generally will pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by the United States Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of June 30, 1995, in order to recapitalize the SAIF and eliminate the disparity. The BIF and SAIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be .85% to .90%. Based upon the Bank's level of SAIF deposits at June 30, 1995 (including the pro forma effect of the acquisition of Kirksville Bancshares, Inc. which is expected to close prior to year-end), and assuming a special assessment of .90%, the Bank's assessment would be approximately $35.9 million on a pre-tax basis. If the legislation is enacted, it is anticipated the assessment would be payable in early 1996. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect Roosevelt Bank's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly to as low as .04% for future periods.

         As part of the legislation, the Congress is considering requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state chartered depository institution by January 1, 1998. In addition, Roosevelt would no longer be regulated as a thrift holding company, but rather as a bank holding company. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

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

         Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) for the Company's assets, liabilities and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value as calculated by the Company increased to $437.7 million at September 30, 1995 as compared to $404.0 million at December 31, 1994.

         To measure the impact of interest rate changes, the Company recalculates the net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100, 200, 300 and 400 basis points, or eight separate calculations. Larger increases or decreases in the net market value of the Company as a result of these interest rate changes represent greater interest rate risk than do smaller increases or decreases in net market value. The Company endeavors to maintain a position where it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in interest rates.

         The OTS recently issued a regulation, which utilizes a similar methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flows from the institution's assets, liabilities, and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS announced that it has delayed the effective date of the regulation until it evaluates the process by which an institution may appeal an interest rate risk capital deduction determination. It is uncertain as to when the evaluation may be completed.

Utilizing this measurement concept, the interest rate risk of the Company at September 30, 1995 is as follows and reflects that the Company's level of interest rate risk is far below that which is considered "normal" by the OTS in its regulation.

                                                                       (dollars in thousands)
                    (unaudited)
           -------------------------------
  Basis point changes in interest rates................         -200        -100       +100         +200
  Changes in net market value due to changes in
    interest rates (Company methodology)...............   $  (27,804)   $(11,531)   $(5,556)   $ (29,501)
  OTS "normal" level of interest rate exposure.........   $ (183,057)        N/A        N/A    $(183,057)

         The Company's operating strategy is designed to avoid material changes in net market value as a result of fluctuations in interest rates. As of September 30, 1995, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Federal regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States government, government agency and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.67% and 5.91% at September 30, 1995 and December 31, 1994, respectively.

         The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $14.2 million for the nine month period ended September 30, 1995. Also included in the operating activities of the Company are the unrealized losses on impairment of mortgage-backed securities held to maturity recorded during the three month period ended March 31, 1995. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $663.4 million for the nine month period ended September 30, 1995. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase, excess of savings deposits withdrawals over receipts, and a net increase in advances from borrowers for taxes and insurance, provided $672.0 million for the nine month period ended September 30, 1995.

         At September 30, 1995, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $39.4 million and adjustable-rate mortgages of approximately $27.9 million. The Company expects to satisfy these commitments through its primary sources of funds.

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

                 None

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