Form 10-K/A
period 1995-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A-2

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

Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the year ended December 31, 1994, and decreasing previously reported net income for the year ended December 31, 1995 by $18.0 million (on a fully-diluted per share basis an increase of $0.48 for 1994 and decrease of $0.43 for 1995) for the period. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the restatement have been made throughout this document.

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


Because Roosevelt dealt successfully with so much excess liquidity over the past ten years, the Bank has developed a core competency related to managing interest rate risk and capital market instruments. Unlike many in the capital markets, Roosevelt has only dealt with derivatives and securities as risk reducing tools. None of Roosevelt's activities with derivatives have been a business in and of itself wherein speculation or pursuit of profit was the goal. Relative to other bank's Roosevelt's expertise in this area has enabled it to lower its overall risk profile.

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

ITEM 6.  SELECTED FINANCIAL DATA

                        ROOSEVELT FINANCIAL GROUP, INC.
                               FIVE-YEAR SUMMARY
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

At or for the year ended December 31,               1995(5)            1994(5)             1993            1992            1991
                                                  -----------       -----------      -----------     -----------     -----------
(dollars in thousands, except per share data)
SUMMARY OF FINANCIAL CONDITION

 Total assets..................................   $ 9,013,061       $ 8,431,866      $ 7,595,161     $ 6,038,732     $ 5,756,199
 Securities available for sale.................     1,606,461         1,765,699        1,665,879          52,399          46,997
 Securities held to maturity...................     3,550,140         3,276,062        2,642,916       2,219,147       2,487,141
 Loans.........................................     3,577,892         3,072,151        2,671,810       2,349,771       2,259,867
 Deposits......................................     4,907,497         4,899,389        5,081,496       4,300,981       4,184,323
 Other borrowings..............................     3,507,475         2,963,449        1,975,661       1,319,154       1,222,457
 Stockholders' equity..........................       496,906           441,626          378,462         288,545         254,396

SUMMARY OF OPERATIONS
 Total interest income.........................       647,795           533,286          486,940         439,173         503,801
 Total interest expense........................       466,433           347,574          321,490         314,728         394,315
 Provision for losses on loans.................         1,200            12,432              706           2,648           2,695
                                                   ----------        ----------       ----------      ----------      ----------
 Net interest income after provision
   for losses on loans.........................       180,162           173,280          164,744         121,797         106,791
                                                   ----------        ----------       ----------      ----------      ----------
 Retail banking fees...........................        10,706             8,682            6,260           4,870           3,150
 Insurance and brokerage sales commissions.....         7,506             6,538            5,737           4,347           3,159
 Loan servicing fees (expenses), net...........         8,911             7,359          (11,145)          8,392          11,191
 Net gain (loss) from financial instruments....       (58,216)          (10,660)          10,646          11,394             374
 Unrealized losses on impairment of mortgage-
   backed securities held to maturity..........       (27,063)               --               --              --              --
 Other.........................................         3,016             5,337            2,759           1,790           5,337
                                                   ----------        ----------       ----------      ----------      ----------
     Total noninterest income (loss)...........       (55,140)           17,256           14,257          30,793          23,211
                                                   ----------        ----------       ----------      ----------      ----------
     Total noninterest expense.................        87,666           115,576           98,598         100,452          87,994
                                                   ----------        ----------      -----------      ----------      ----------
 Income before income tax expense,
   extraordinary item, and cumulative
   effect of change in accounting principles...        37,356            74,960           80,403          52,138          42,008
 Income tax expense............................        10,258            25,384           27,134          17,887          14,612
 Extraordinary item, net.......................            --            (7,849)          (1,908)         (3,796)         (1,662)
 Cumulative effect of change in accounting
   principles..................................            --                --           (6,489)(1)          --         (16,321)(2)
                                                   ----------        ----------       ----------      ----------      ----------
 Net income....................................   $    27,098       $    41,727      $    44,872     $    30,455     $     9,413
                                                   ==========        ==========       ==========      ==========      ==========
 Net income attributable to common stock.......   $    22,855       $    36,543      $    41,057     $    28,866     $     5,029
                                                   ==========        ==========       ==========      ==========      ==========
PER SHARE DATA:
 Primary earnings per share:
   Income before extraordinary item and
    cumulative effect of change in
    accounting principles......................   $      0.56       $      1.17      $      1.54     $      1.09     $      1.09
   Extraordinary item..........................            --             (0.21)           (0.06)          (0.13)          (0.06)
   Cumulative effect of change
    in accounting principles...................            --                --            (0.20)             --           (0.65)
                                                   ----------        ----------       ----------      ----------      ----------
      Net income...............................   $      0.56       $      0.96      $      1.28     $      0.96     $      0.38
                                                   ==========        ==========       ==========      ==========      ==========
 Fully-diluted earnings per share:
   Income before extraordinary item and
    cumulative effect of change
    in accounting principles...................   $      0.56       $      1.17      $      1.32     $      0.99     $      1.09
   Extraordinary item..........................            --             (0.21)           (0.05)          (0.11)          (0.06)
   Cumulative effect of change in
    accounting principles......................            --                --            (0.16)             --           (0.65)
                                                   ----------        ----------       ----------      ----------      ----------
       Net income..............................   $      0.56       $      0.96      $      1.11     $      0.88     $      0.38
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

                        ROOSEVELT FINANCIAL GROUP, INC.
                               FIVE-YEAR SUMMARY
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION


Other Data:
Ratio of net interest income to general
  and administrative expense.................        2.07x(4)     1.67x(3)      1.82x      1.55x      1.44x
Effective net spread during the period.......        2.06%        2.29%         2.40%      2.32%      2.01%
Nonperforming assets to total assets,
  end of period..............................        0.90         0.41          0.46       0.78       0.89
Return on assets (ratio of net income to
  average total assets)......................        0.30(4)      0.49(3)       0.61       0.54       0.16
Return on equity (ratio of net income to
  average stockholders' equity)..............        5.97(4)     10.30(3)      12.86      11.11       3.55
Equity-to-assets ratio (ratio of average
  stockholders' equity to average total
  assets)....................................        4.97         4.80          4.75       4.84       4.64
Cash dividends per share of common stock.....     $  0.56       $ 0.43        $ 0.31     $ 0.21     $ 0.20
Dividends on common stock payout ratio
  (dividends paid per share of common stock
  divided by primary net income per share)...      100.00%(4)    44.79%(3)     18.72%     18.63%     90.41%
Book value per share, end of year............      $10.60       $ 9.79        $ 9.18     $ 9.29     $ 8.67


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

(4) Excluding the impact of the impairment charge related to certain mortgage-backed securities of $27.1 million, losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $71.0 million and merger-related expenses of $1.6 million, the ratio of net interest income to general and administrative expense would have been 2.11x, return on assets futurewould have been 0.95%, return on equity would have been 18.96% and the dividend on common stock payout ratio would have been 27.59%.

(5) Consolidated financial statements for 1995 and 1994 have been restated to reflect the cessation of deferral accounting, from the inception of the hedge in March 1994, with respect to then existing financial futures contracts utilized to reduce the interest rate risk of certain mortgage-backed securities in the Company's available for sale portfolio. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

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

Roosevelt reported net income of $27.1 million for 1995 compared with $41.7 million for 1994 and $44.9 million for 1993. Net income on a fully diluted per share basis was $0.56 for 1995 compared with $.96 for 1994 and $1.11 for 1993. Net income for 1995 was negatively impacted by losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $71.0 million ($45.1 million, net of income taxes) and by a charge to earnings of $27.1 million ($17.8 million, net of income taxes) for unrealized losses on the impairment of mortgage-backed securities. For further discussion of financial futures, see "Results of Operations -
Net Gain (Loss) from Financial Instruments" and Note 15 to Consolidated Financial Statements.

Net income for 1994 was positively impacted by gains resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $39.5 million ($25.1 million, net of income taxes) and negatively impacted by merger expenses related to the acquisition of Farm & Home Financial Corporation (Farm & Home). The components of the merger related expenses (in millions) are as follows:

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



NET INTEREST INCOME
Net interest income of $181.4 million for 1995 was down 2.3% from $185.7 million for 1994. The decrease in net interest income was primarily the result of the average interest rates paid on interest bearing liabilities increasing more than the average interest rates earned on interest earning assets. The average rate earned on interest earning assets increased 77 basis points from 6.58% for 1994 to 7.35% for 1995. The average rate paid on interest bearing liabilities increased 107 basis points from 4.41% for 1994 to 5.48% for 1995. The effective net interest rate spread decreased 23 basis points from 2.29% for 1994 to 2.06% for 1995, primarily as a result of severe retail deposit pricing pressure (unrelated to the outright level of interest rates) in the Company's market areas during 1995. The decrease in net interest income due to the decreasing average spread was partially offset by a growth in interest earning assets and interest bearing liabilities. The average balance of interest earning assets and interest bearing liabilities increased 8.8% and 8.1%, respectively, during 1995 as compared to 1994.

Net interest income of $185.7 million for 1994 was up 12.2% from $165.5 million for 1993. Most of the growth in net interest income was the result of internal growth in 1994 and the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Federal). The average balance of interest-earning assets and interest-bearing liabilities increased 17.7% and 17.6%, respectively, during 1994 as compared to 1993. The effective net interest rate spread decreased 11 basis points from 2.40% for 1993 to 2.29% for 1994, primarily as a result of the narrower effective spread earned on the Company's asset growth in 1994 compared to 1993.

The following table presents Roosevelt's average consolidated balance sheets and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.

                                                                        Year Ending December 31,
                                    -----------------------------------------------------------------------------------------------
                                                  1995                            1994                            1993
                                    -------------------------------  ------------------------------  ------------------------------
                                     Interest   Interest  Interest
                                     Average    Income/    Average    Average    Income/   Average    Average    Income/   Average
                                     Balance    Expense    Rate  %    Balance    Expense   Rate  %    Balance    Expense   Rate  %
                                    ----------  --------  ---------  ----------  --------  --------  ----------  --------  --------
                                                                          (dollars in millions)
Assets
 Cash equivalents.................   $    18.2   $   1.0      5.49%   $    62.8   $   2.4     3.82%   $   143.4   $   4.6     3.21%
 Securities held for trading......          --        --        --        120.6       6.5     5.39        389.6      19.5     5.01
 Securities available for sale (1)     1,815.2     135.4      7.46      2,035.1     137.9     6.78        716.4      47.1     6.57
Securities held to maturity.......     3,683.1     259.3      7.04      2,939.5     179.1     6.09      2,964.1     205.7     6.94
Securities purchased under
 agreement to resell..............          --        --        --         21.7       0.9     4.15         57.5       2.1     3.65
Loans (2) (3).....................     3,301.8     252.1      7.64      2,922.9     206.5     7.06      2,611.6     207.9     7.96
                                       -------     -----                -------     -----               -------     -----
    Total interest-earning assets.     8,818.3   $ 647.8      7.35%     8,102.6   $ 533.3     6.58%     6,882.6   $ 486.9     7.08%
                                                   -----      ----                  -----    -----
Other assets......................       327.2                            322.2                           464.5
                                       -------                          -------                         -------
                                     $ 9,145.5                        $ 8,424.8                       $ 7,347.1
                                       =======                          =======                         =======
Liabilities
 Deposits:
  NOW and money market accounts
   (4)............................   $   835.8   $  24.5      2.93%   $ 1,049.2   $  25.3     2.41%   $   925.5   $  23.7     2.56%
  Passbook savings deposits.......       350.5       8.1      2.31        411.2       9.8     2.38        326.4       8.6     2.63
  Time deposits (4)...............     3,615.7     210.3      5.82      3,552.6     173.6     4.89      3,277.6     192.2     5.86
                                       -------     -----                -------     -----               -------     -----
                                       4,802.0     242.9      5.06      5,013.0     208.7     4.16      4,529.5     224.5     4.96
 Borrowings:
  Securities sold under
   agreements to repurchase.......     1,426.1      84.5      5.93      1,193.7      53.3     4.47      1,277.5      47.8     3.74
  Advances from FHLB..............     2,236.9     134.1      5.99      1,579.1      75.8     4.80        706.9      29.4     4.16
   Other borrowings...............        47.4       4.9     10.34         90.5       9.8    10.83        185.0      19.7    10.65
                                       -------     -----                -------     -----               -------     -----
    Total interest-bearing
     liabilities..................     8,512.4     466.4      5.48      7,876.3     347.6     4.41      6,698.9     321.4     4.80
                                                  ------   -------                 ------  -------                 ------    -----
 Other liabilities                       178.9                            143.8                           299.3
                                       -------                          -------                         -------
                                       8,691.3                          8,020.1                         6,998.2
Stockholders' equity..............       454.2                            404.7                           348.9
                                       -------                          -------                         -------
  Total liabilities and
   stockholders' equity...........   $ 9,145.5                        $ 8,424.8                       $ 7,347.1
                                       =======                          =======                         =======
Net interest income...............               $ 181.4                          $ 185.7                         $ 165.5
                                                   =====                            =====                           =====
Interest rate spread (5)..........                            1.87%                           2.17%                           2.28%
                                                             =====                           =====                           =====
Effective net spread (6)..........                            2.06%                           2.29%                           2.40%
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

                                                                          YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                          1995 V. 1994                                 1994 V. 1993
                                             ---------------------------------------     ---------------------------------------
                                                      INCREASE                                    INCREASE
                                                     (DECREASE)            TOTAL                 (DECREASE)            TOTAL
                                                       DUE TO             INCREASE                 DUE TO             INCREASE
                                             ------------------------                    ------------------------
                                               VOLUME         RATE       (DECREASE)        VOLUME         RATE       (DECREASE)
                                             ----------    ----------   ------------     ----------    ----------   ------------
                                                                               (IN THOUSANDS)
Interest income:
 Loans...................................     $  26,763    $   18,841     $   45,604      $  24,776    $  (26,150)    $  (1,374)
 Securities held for trading.............        (6,460)           --         (6,460)       (13,477)          415       (13,062)
 Securities available for sale...........       (15,584)       13,095         (2,489)        91,067          (208)       90,859
 Securities held to maturity.............        45,560        34,534         80,094         (1,150)      (25,388)      (26,538)
 Securities purchased under
  agreements to resell...................          (887)           --           (887)        (1,325)           85        (1,240)
 Other earning assets....................        (1,792)          439         (1,353)        (5,491)        3,192        (2,299)
                                                 ------          ----         ------         ------        ------        ------
   Total interest income.................     $  47,600    $   66,909     $  114,509      $  94,400    $  (48,054)    $  46,346
                                                 ------        ------        -------        -------       -------       -------
Interest expense:
 Deposits................................     $  (8,427)   $   42,073     $   33,646      $  20,561    $  (12,976)    $   7,585
 Securities sold under
  agreements to repurchase...............        10,378        20,876         31,254         (3,137)        8,654         5,517
 Advances from
  Federal Home Loan Bank.................        31,582        26,685         58,267         36,335        10,019        46,354
 Other borrowings........................        (4,602)         (326)        (4,928)        (9,694)         (173)       (9,867)
 Interest rate exchange agreements.......        (1,015)        1,635            620         (6,026)      (17,479)      (23,505)
                                                 ------         -----         ------        -------       -------       -------
   Total interest expense................        27,916        90,943        118,859         38,039       (11,955)       26,084
                                                 ------        ------        -------        -------       -------       -------
Change in net interest income............     $  19,684    $  (24,034)    $   (4,350)     $  56,361    $  (36,099)    $  20,262
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

NONINTEREST INCOME (LOSS)

Noninterest income (loss) was $(55.1) million for 1995 as compared to $17.3 million for 1994 and $14.3 million for 1993. The following is a discussion of the major components of noninterest income (loss):

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

Net gain (loss) from financial instruments is as follows:

                                                               Year Ended December 31,
                                              ---------------------------------------------------------
                                                  1995                    1994                 1993
                                              -----------             -----------           -----------
                                                                     (in thousands)
Mortgage-backed securities held to maturity....  $     --                 $   (231)            $  (663)
Investment securities held to maturity.........        --                      209                  --
Mortgage-backed securities held for trading....        --                   (4,545)              2,668
Mark to market of financial futures contracts..   (71,022)                  39,508                  --
Mortgage-backed securities available for sale..    23,885                  (28,208)             14,659
Investment securities available for sale.......        --                     (115)                 60
Cancellation cost of interest rate
   exchange agreements.........................        --                   (8,910)             (4,496)
Options expense................................   (11,079)                  (8,368)             (1,582)
                                                  -------                  -------              ------
                                                 $(58,216)                $(10,660)            $10,646
                                                  =======                  =======              ======

The principal reasons for the net decrease of approximately $47.6 million between 1995 and 1994 are discussed below. $71.0 million of the decrease related to the mark to market of the Company's financial futures positions which is discussed in more detail in the following paragraphs. In conjunction with the Company's acquisition of Farm and Home in 1994, certain fixed-rate mortgage-backed securities available for sale were sold at a net loss of $28.6 million. During 1995, the Company sold certain of its adjustable- and fixed-rate mortgage-backed securities and recognized a net gain of $23.9 million on these sales by taking advantage of option adjusted spread differentials existing in the market place at the dates of the respective sales. The principal reasons for the net change of approximately $21.3 million between 1994 and 1993 are discussed below. $39.5 million of the increase related to the mark to market of the Company's financial futures positions which is discussed in more detail in the following paragraphs. The year 1994 included a net loss of $28.6 million related to portfolio restructuring in conjunction with the Company's acquisition of Farm & Home as discussed earlier. During 1993, like 1995, the Company took advantage of the then existing option adjusted spread differentials to recognize approximately $14.7 million in net gains from sales from its mortgage-backed securities available for sale portfolio.


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

At issue was the Staff's contention that the financial futures contracts did not meet the "high correlation" criteria of Statement of Financial Accounting Standards No. 80 "Accounting for Futures Contracts", thus not qualifying for deferral accounting from the inception of the hedge in March 1994 and requiring the recognition of subsequent gains and losses in income. The Company originally ceased deferral accounting when management concluded that high correlation measured using the "cumulative dollar approach" was unlikely to be achieved on a consistent basis.

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

INCOME TAXES
Income taxes include Federal income taxes and applicable state income taxes. Roosevelt's effective tax rates were 27.5%, 33.9% and 33.7% for 1995, 1994 and 1993, respectively. The principal reasons for the Company's effective tax rate being below the statutory rate for each year are the resolution of Federal tax issues after completion of examinations by the Internal Revenue Service.

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

The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $41.5 million for the year ended December 31, 1995. Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, utilized $381.9 million for the year ended December 31, 1995. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of savings deposits withdrawals over receipts, provided $333.7 million for the year ended December 31, 1995.

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

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                                QUARTERS ENDED IN 1995
                                                          -----------------------------------------------------------------
                                                            MARCH 31            JUNE 30        SEPT. 30          DEC. 31
                                                          -----------          ---------      ----------        -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income..............................         $ 156,436          $ 162,576      $ 163,920         $ 164,863
Total interest expense.............................           108,123            116,893        120,700           120,717
                                                              -------            -------        -------           -------
 Net interest income...............................            48,313             45,683         43,220            44,146
Provision for losses on loans......................              (300)              (300)          (300)             (300)
Noninterest income (loss) excluding
 net gain (loss) from financial instruments........           (19,480)             7,443          8,872             6,241
Net gain (loss) from financial instruments.........           (32,804)           (22,935)         1,620            (4,097)
Noninterest expense................................           (21,493)           (21,740)       (20,875)          (23,558)
Income (loss) before income tax expense
 and extraordinary item............................           (25,764)             8,151         32,537            22,432
Income tax expense (benefit).......................            (9,589)             2,291         11,040             6,516
                                                              -------            -------        -------           -------
Net income (loss)..................................         $ (16,175)         $   5,860      $  21,497         $  15,916
                                                              =======            =======        =======           =======
Net income (loss) attributable to common stock.....         $ (17,247)         $   4,803      $  20,440         $  14,859
                                                              =======            =======        =======           =======

Primary earnings (loss) per share..................         $   (0.43)         $    0.12      $    0.50         $    0.37
                                                              =======            =======        =======           =======

Fully-diluted earnings (loss) per share............         $   (0.83)         $    0.12      $    0.47         $    0.35
                                                              =======            =======        =======           =======

                                                                                QUARTERS ENDED IN 1994
                                                          ----------------------------------------------------------------
                                                            MARCH 31            JUNE 30        SEPT. 30          DEC. 31
                                                          -----------         ----------     -----------       -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income..............................         $ 120,246           $129,990      $ 138,263         $ 144,787
Total interest expense.............................            76,705             82,879         90,712            97,278
                                                              -------            -------        -------           -------
 Net interest income...............................            43,541             47,111         47,551            47,509
Provision for losses on loans......................              (150)           (11,682)          (300)             (300)
Noninterest income excluding net gain (loss) from
 financial instruments.............................             5,559              7,612          7,249             7,496
Net gain(loss) from financial instruments..........             1,627            (33,485)         2,553            18,645
Noninterest expense................................           (23,634)           (45,711)       (20,731)          (20,919)
Provision for real estate losses...................              (839)            (3,742)            --                --
                                                              -------            -------        -------           -------
Income (loss) before income tax expense
 and extraordinary item............................            26,104            (39,897)        36,322            52,431
Income tax expense (benefit).......................             9,039            (13,165)        12,393            17,117
                                                              -------             ------        -------           -------
Income (loss) before extraordinary item............            17,065            (26,732)        23,929            35,314
Extraordinary item.................................                --             (7,849)            --                --
                                                              -------             ------        -------           -------
Net income (loss)..................................         $  17,065           $(34,581)     $  23,929         $  35,314
                                                              =======             ======        =======           =======
Net income (loss) attributable to common stock.....         $  15,866           $(35,484)     $  22,987         $  34,243
                                                              =======             ======        =======           =======

Primary earnings per share:
 Income (loss) before extraordinary item...........         $    0.49           $  (0.71)     $    0.57         $    0.84
 Extraordinary item................................                --              (0.20)            --                --
                                                              -------             ------        -------           -------
  Net income (loss)................................         $    0.49           $  (0.91)     $    0.57         $    0.84
                                                              =======             ======        =======           =======

Fully-diluted earnings per share:
 Income (loss) before extraordinary item...........         $    0.42           $  (0.71)     $    0.53         $    0.77
 Extraordinary item................................                --              (0.20)            --                --
                                                              -------             ------        -------           -------
  Net income (loss)................................         $    0.42           $  (0.91)     $    0.53         $    0.77
                                                              =======             ======        =======           =======

See discussion of impairment charge on certain mortgage-backed securities during the quarter ended March 31, 1995 in "Management's Discussion and Analysis -- Results of Operations."

See discussion of the merger-related expenses recorded during the quarter ended June 30, 1994 in connection with the Farm & Home acquisition in "Management's Discussion And Analysis -- Results of Operations."


Selected Quarterly Financial Data for all quarters of 1994 and 1995 have been restated to reflect the cessation of deferral accounting, from the inception of the hedge in March, 1994, with respect to then existing financial futures contracts utilized to reduce the interest rate risk of certain mortgage-backed securities in the Company's available for sale portfolio. See Note 15 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis
- -- Results of Operations" for further discussion.

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


As described in Note 15, the Consolidated Financial Statements have been restated.


                                     /S/KPMG Peat Marwick LLP
                                     KPMG Peat Marwick LLP


St. Louis, Missouri
January 16, 1996, except for
Note 15 as to which the date
is September 6, 1996

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                    December 31,
                                                                      ---------------------------------------

                                                                         1995                         1994
                                                                      ----------                   ----------
                                             ASSETS

Cash and cash equivalents........................................    $    15,433                  $    22,106
Securities available for sale:
  Investment securities..........................................        159,857                      109,136
  Mortgage-backed securities.....................................      1,446,604                    1,656,563
Securities held to maturity:
  Investment securities..........................................        119,186                      156,773
  Mortgage-backed securities.....................................      3,430,954                    3,119,289
Loans............................................................      3,577,892                    3,072,151
Real estate owned................................................         15,433                       15,315
Office properties and equipment, net.............................         52,466                       53,483
Other assets.....................................................        195,236                      227,050
                                                                       ---------                    ---------
                                                                     $ 9,013,061                  $ 8,431,866
                                                                       =========                    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.........................................................    $ 4,907,497                  $ 4,899,389
Securities sold under agreements to repurchase...................      1,082,814                    1,208,127
Advances from Federal Home Loan Bank.............................      2,377,138                    1,707,938
Other borrowings.................................................         47,523                       47,384
Other liabilities................................................        101,183                      127,402
                                                                       ---------                    ---------
       Total liabilities.........................................      8,516,155                    7,990,240
                                                                       ---------                    ---------
Stockholders' equity:
  Preferred stock - $.01 par value, $50 preference value, 6.5%
    non-cumulative perpetual convertible; aggregate preference value of $65,050 and $69,950 at December 31, 1995 and 1994, respectively, 3,000,000 shares authorized and 1,301,000 and
    1,319,000 shares issued and outstanding at December 31,
    1995 and 1994, respectively..................................             13                           13
  Common stock - $.01 par value; 90,000,000 shares authorized;
    41,991,701 shares issued and outstanding at December 31,
    1995 and 40,173,527 shares and 40,163,527 shares issued
    and outstanding, respectively, at December 31, 1994..........            420                          402
  Paid-in capital................................................        262,381                      255,655
  Retained earnings - subject to certain restrictions............        223,606                      209,379
  Treasury stock, at cost; 10,000 shares at December 31, 1994....             --                         (150)
  Unrealized gain (loss) on securities available for sale,
    net of taxes.................................................         12,019                      (23,673)
  Unamortized restricted stock awards............................         (1,533)                          --
                                                                       ---------                    ---------
       Total stockholders' equity................................        496,906                      441,626
                                                                       ---------                    ---------
                                                                     $ 9,013,061                  $ 8,431,866
                                                                       =========                    =========

         See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share information)

                                                                                               Year Ended December 31,
                                                                                     -------------------------------------------
                                                                                        1995              1994           1993
                                                                                     ----------        ----------     ----------
Interest income:
  Loans.......................................................................         $252,071          $206,467       $207,841
  Securities available for sale...............................................          135,444           137,933         47,074
  Securities held to maturity.................................................          259,262           179,168        205,706
  Securities held for trading.................................................               --             6,460         19,522
  Other.......................................................................            1,018             3,258          6,797
                                                                                        -------           -------        -------
     Total interest income....................................................          647,795           533,286        486,940
                                                                                        -------           -------        -------
Interest expense:
  Deposits....................................................................          233,836           200,190        192,605
  Other borrowings............................................................          223,508           138,915         96,911
  Interest rate exchange agreements, net......................................            9,089             8,469         31,974
                                                                                        -------           -------        -------
       Total interest expense.................................................          466,433           347,574        321,490
                                                                                        -------           -------        -------
         Net interest income..................................................          181,362           185,712        165,450
Provision for losses on loans.................................................            1,200            12,432            706
                                                                                        -------           -------        -------
         Net interest income after provision for losses on loans..............          180,162           173,280        164,744
                                                                                        -------           -------        -------
Noninterest income (loss):
  Retail banking fees.........................................................           10,706             8,682          6,260
  Insurance and brokerage sales commissions...................................            7,506             6,538          5,737
  Loan servicing fees (expenses), net.........................................            7,401             7,359        (11,145)
  Net gain (loss) from financial instruments..................................          (58,216)          (10,660)        10,646
  Gain on sales of real estate acquired for development and sale..............            1,656             3,414            746
  Gain on sale of loan servicing rights.......................................            1,510                --             --
  Unrealized losses on impairment of mortgage-backed securities...............          (27,063)               --             --
  Other.......................................................................            1,360             1,923          2,013
                                                                                        -------           -------        -------
      Total noninterest income (loss).........................................          (55,140)           17,256         14,257
                                                                                        -------          --------        -------
Noninterest expense:
  General and administrative:
    Compensation and employee benefits........................................           34,780            42,570         38,970
    Occupancy.................................................................           18,758            23,939         17,385
    Federal deposit insurance premiums........................................           11,743            12,018          9,896
    Other.....................................................................           22,385            32,468         24,857
                                                                                        -------           -------        -------
      Total general and administrative........................................           87,666           110,995         91,108
  Provision for real estate losses............................................               --             4,581          4,238
  Litigation settlements......................................................               --                --          3,252
                                                                                         ------           -------         ------
      Total noninterest expense...............................................           87,666           115,576         98,598
                                                                                         ------          --------         ------
        Income before income tax expense, extraordinary item,
          and cumulative effect of change in accounting principle.............           37,356            74,960         80,403
Income tax expense............................................................           10,258            25,384         27,134
                                                                                         ------            ------         ------
        Income before extraordinary item and cumulative effect
          of change in accounting principle...................................           27,098            49,576         53,269
Extraordinary item, net of income tax effect..................................               --            (7,849)        (1,908)
Cumulative effect of change in accounting principle...........................               --                --         (6,489)
                                                                                         ------            ------         ------
         Net income...........................................................         $ 27,098          $ 41,727       $ 44,872
                                                                                         ======            ======         ======
         Net income attributable to common stock..............................         $ 22,855          $ 36,543       $ 41,057
                                                                                         ======            ======         ======
Per share data:
  Primary earnings per share:
    Income before extraordinary item and cumulative
      effect of change in accounting principle................................         $    .56          $   1.17       $   1.54
    Extraordinary item, net of income tax effect..............................               --             (0.21)         (0.06)
    Cumulative effect of change in accounting principle.......................               --                --          (0.20)
                                                                                          -----             -----          -----
         Net income...........................................................         $    .56          $    .96       $   1.28
                                                                                          =====             =====          =====
  Fully diluted earnings per share:
    Income before extraordinary item and cumulative
      effect of change in accounting principle................................         $    .56          $   1.17       $   1.32
    Extraordinary item, net of income tax effect..............................               --              (.21)         (0.05)
    Cumulative effect of change in accounting principle.......................               --                --          (0.16)
                                                                                          -----             -----          -----
         Net income...........................................................         $    .56          $    .96       $   1.11
                                                                                          =====             =====          =====

          See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                            (DOLLARS IN THOUSANDS)

                                                         Preferred stock              Common stock         Paid-in       Retained
                                                     ------------------------   ----------------------   -----------   ------------
                                                       Shares         Amount      Shares       Amount      capital       earnings
                                                     -----------    ---------   ----------    --------   -----------   ------------
Balance, December 31, 1992.                           1,526,049     $     15     8,823,507     $    88     $ 135,084    $  153,424

Net income (including pooled company).............           --           --            --          --            --        44,872

Issuance of 920,000 shares of 6.5%
  non-cumulative perpetual
  convertible preferred stock.....................      920,000            9            --          --        44,176            --
Exchange of common stock for preferred stock......       80,000            1      (119,025)         (1)          (28)           --
Exercise of incentive stock options and
 non-qualified stock options......................           --           --        72,775           1           649            --
Amortization of restricted stock awards...........           --           --            --          --            --            --
Cash dividends declared (including
  pooled company):
    Common stock..................................           --           --            --          --            --        (7,686)
    Preferred stock...............................           --           --            --          --            --        (3,815)
Unrealized gain on securities available
  for sale, net (including pooled company)........           --           --            --          --            --            --
Other pre-merger transactions of
 pooled company...................................      (33,609)          --     1,514,665          15            98           (15)
                                                     -----------    ---------   ----------    --------   -----------   -----------
Balance, December 31, 1993........................    2,492,440           25    10,291,922         103       179,979       186,780

Net income (including pooled company).............           --           --            --          --            --        41,727
Issuance of 319,000 shares of 6.5%
 non-cumulative perpetual convertible
   preferred stock................................      319,000            3            --          --        21,270            --
Issuance of common stock
 in the acquisition of Home Federal
 Bancorp of Missouri, Inc.........................           --           --     1,121,142          11        48,220            --
Issuance of common stock through stock
 options and employee stock plans.................           --           --     1,294,991          13         5,932            --
Three-for-one stock split..                                  --           --    25,157,436         252          (252)           --
Cash dividends declared (including
 pooled company):
    Common stock..................................           --           --            --          --            --       (13,944)
    Preferred stock...............................           --           --            --          --            --        (5,184)
Purchase of common stock
 for treasury.....................................           --           --            --          --            --            --
Unrealized loss on securities available
  for sale, net (including pooled company.........           --           --            --          --            --            --
Other pre-merger transactions of
pooled company....................................   (1,492,440)         (15)    2,308,036          23           506            --
                                                     -----------    ---------   ----------    --------    ----------    ----------
Balance, December 31, 1994........................    1,319,000           13    40,173,527         402       255,655       209,379

Net income........................................           --           --            --          --            --        27,098
Purchase of common stock for treasury.............           --           --            --          --            --            --
Issuance of common stock through stock
  options and employee stock plans................           --           --       243,763           3         1,531        (1,572)
Issuance of common stock in the acquisition of
 Kirksville Bancshares,  Inc......................           --           --     1,521,435          15         5,426        15,475
Exchange of preferred stock for common stock......      (18,000)          --        52,976          --          (231)           --
Amortization of restricted stock awards...........           --           --            --          --            --            --
Cash dividends declared:
  Common stock....................................           --           --            --          --            --       (22,531)
  Preferred stock.................................           --           --            --          --            --        (4,243)
Unrealized gain on securities available
 for sale, net....................................           --           --            --          --            --            --
                                                     -----------    --------    ----------    --------    ----------    ----------
Balance, December 31, 1995........................    1,301,000     $     13    41,991,701     $   420     $ 262,381    $  223,606
                                                     ==========     ========    ==========    ========    ==========    ==========

                                                                                        Unrealized
                                                                                      gain (loss) on
                                                                                        securities
                                                                                       available for    Unamortized       Total
                                                                 Treasury stock          sale, net      restricted     stockholders'
                                                          --------------------------    -----------   --------------  --------------
                                                           Shares           Amount       of taxes      stock awards       equity
                                                          ---------       ----------   ------------   --------------   -------------
Balance, December 31, 1992.............................          --       $      --      $      --      $      (66)     $   288,545
Net income (including pooled company)..................          --              --             --              --           44,872
Issuance of 920,000 shares of 6.5% non-cumulative
 perpetual convertible preferred stock.................          --              --             --              --           44,185
Exchange of common stock for preferred stock...........          --              --             --              --              (28)

Exercise of incentive stock options and non-qualified
 stock options.........................................          --              --             --              --              650
Amortization of restricted stock awards................          --              --             --              66               66
Cash dividends declared (including pooled company):
    Common stock.......................................          --              --             --              --           (7,686)

    Preferred stock....................................          --              --             --              --           (3,815)

Unrealized gain on securities available
  for sale, net (including pooled company).............          --              --         11,575              --           11,575
Other pre-merger transactions of pooled company........          --              --             --              --               98
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1993.............................          --              --         11,575              --          378,462

Net income (including pooled company)..................          --              --             --              --           41,727
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock................          --              --             --              --           21,273
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc................          --              --             --              --           48,231
Issuance of common stock through stock options and
  employee stock plans.................................          --              --             --              --            5,945
Three-for-one stock split..............................          --              --             --              --               --
Cash dividends declared (including pooled company):
    Common stock.......................................          --              --             --              --          (13,944)

    Preferred stock....................................          --              --             --              --           (5,184)

Purchase of common stock for treasury..................     (10,000)           (150)            --              --             (150)

Unrealized loss on securities available
  for sale, net (including pooled company).............          --              --        (35,248)             --          (35,248)

Other pre-merger transactions of pooled company........          --              --             --              --              514
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1994.............................     (10,000)           (150)       (23,673)             --          441,626

Net income.............................................          --              --             --              --           27,098

Purchase of common stock for treasury..................    (214,500)         (3,426)            --              --           (3,426)

Issuance of common stock through stock options and
  employee stock plans.................................     209,976           3,345             --          (1,621)           1,686

Issuance of common stock in the acquisition of
 Kirksville Bancshares, Inc............................          --              --             --              --           20,916
Exchange of preferred stock for common stock...........      14,524             231             --              --               --
Amortization of restricted stock awards................          --              --             --              88               88
Cash dividends declared:
  Common stock.........................................          --              --             --              --          (22,531)

  Preferred stock......................................          --              --             --              --           (4,243)

Unrealized gain on securities available for
 sale, net.............................................          --              --         35,692              --           35,692
                                                          ---------         -------       --------       ---------      -----------
Balance, December 31, 1995.............................          --         $    --       $ 12,019       $  (1,533)     $   496,906
                                                          =========         =======       ========       =========      ===========

        See accompanying notes to consolidated financial statements.

                        ROOSEVELT FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Year Ended December 31,
                                                                                          -------------------------------------
                                                                                            1995           1994          1993
                                                                                          --------       --------      --------
Cash flows from operating activities:
Net income...................................................................       $     27,098   $     41,727   $    44,872
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Extraordinary loss on early extinguishment of debt........................                 --         12,165         2,963
   Cumulative effect of change in accounting principle.......................                 --             --         9,831
   Depreciation and amortization.............................................              4,294          5,814         4,260
   Amortization of discounts and premiums, net...............................              9,900         16,383        23,463
   (Increase) decrease in accrued interest receivable........................             (7,645)        (2,310)        2,401
   Increase (decrease) in accrued interest payable...........................             11,119         (1,023)       (3,943)
   Provision for losses on loans and real estate.............................              1,200         17,013         4,944
   Unrealized losses on impairment of mortgage-backed securities.............             27,063             --            --
   (Increase) decrease in securities held for trading, net...................                 --        (87,138)       28,729
   Decrease in securities held for sale, net.................................                 --             --        58,688
   Decrease (increase) in loans receivable held for sale, net................                 --         86,579       (59,536)
   Decrease in outstanding checks, net.......................................                 --             --       (37,416)
   Other, net................................................................            (31,514)        18,358       (27,400)
                                                                                    ------------   ------------   -----------
    Net cash provided by operating activities................................             41,515        107,568        51,856
                                                                                    ------------   ------------   -----------
Cash flows from investing activities:
 Principal payments and maturities of securities available for sale..........            126,291        313,775            --
 Principal payments and maturities of securities held to maturity............            835,059        783,067       917,679
 Principal payments on loans.................................................            699,307        727,348     1,191,068
 Proceeds from sales of securities available for sale........................            945,941      2,633,590            --
 Proceeds from sales of securities held to maturity..........................                 --             --        25,021
 Proceeds from sales of loans................................................                 --             --        34,447
 Purchase of securities available for sale...................................           (737,735)    (2,905,255)           --
 Purchase of securities held to maturity.....................................         (1,234,320)    (1,385,293)   (2,336,020)
 Purchase of loans...........................................................           (321,097)      (146,772)     (684,807)
 Originations of loans.......................................................           (688,576)      (680,794)     (783,211)
 Fees paid for interest rate cap and floor agreements available for sale.....                 --        (20,638)           --
 Net proceeds from sales of real estate......................................             10,889          9,253        22,771
 Purchase of office properties and equipment.................................             (2,402)        (7,556)      (10,005)
 Sale (purchase) of purchased mortgage servicing rights, net.................              3,971             --       (14,660)
 Cash and cash equivalents from acquisition, net of cash paid................            (19,201)        31,087     1,401,792
 Payments on sales or exchanges of branch deposits, net......................                 --        (67,337)     (206,405)
 Proceeds from sale of loan production facilities............................                 --         75,150            --
                                                                                    ------------   ------------   -----------
    Net cash used in investing activities....................................           (381,873)      (640,375)     (442,330)
                                                                                    ------------   ------------   -----------
Cash flows from financing activities:
 Repayment of mortgage-backed bonds..........................................                 --        (60,820)         (521)
 Repayment of FHLB advances..................................................                 --       (100,980)           --
 Redemption of subordinated notes............................................                 --        (31,022)           --
 Proceeds from FHLB advances.................................................         15,513,000     14,551,256     4,142,700
 Principal payments on FHLB advances.........................................        (14,851,000)   (14,015,000)   (3,285,700)
 Fees paid for interest rate cap and floor agreements........................                 --        (14,440)      (39,023)
 Excess of deposit withdrawals over receipts.................................           (173,894)      (578,888)     (437,748)
 (Decrease) increase in securities sold under agreements to repurchase, net..           (125,313)       617,726       (59,571)
 Proceeds from issuance of preferred stock...................................                 --         21,273        44,185
 Proceeds from exercise of stock options.....................................              1,107          6,459           748
 Purchase of treasury stock..................................................             (3,426)          (150)           --
 Cash dividends paid.........................................................            (26,789)       (18,056)      (11,501)
                                                                                    ------------   ------------   -----------
   Net cash provided by financing activities.................................            333,685        377,358       353,569
                                                                                    ------------   ------------   -----------
Net decrease in cash and cash equivalents....................................             (6,673)      (155,449)      (36,905)
Cash and cash equivalents at beginning of year...............................             22,106        177,555       214,460
                                                                                    ------------   ------------   -----------
Cash and cash equivalents at end of year.....................................       $     15,433   $     22,106   $   177,555
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

Allowances for Losses

Allowances for losses on loans and real estate owned are established when a loss is probable and can be reasonably estimated. These allowances are provided based on past experience and the prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, and holding and selling costs. Provisions for loan losses are recorded to maintain the Company's overall allowance for loan losses within an acceptable range to cover probable credit losses inherent in the portfolio as of the respective balance sheet dates.

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
                                              =========     =========     =========    ==========

The amortized cost and market value of securities available for sale at December 31, 1994 are summarized as follows:


                                                                GROSS         GROSS
                                               AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                 COST           GAINS         LOSSES         VALUE
                                               ---------     ----------     ----------    ----------
                                                                   (in thousands)
Investment Securities:
  FHLB stock...........................       $  109,136     $       --     $       --    $  109,136
                                               ---------      ---------      ---------     ---------

 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA..............................          693,362             68        (30,698)      662,732
     FNMA..............................          493,412             41        (18,002)      475,451
     FHLMC.............................          408,640              8        (13,519)      395,129
  Other................................           60,584          2,105         (2,986)       59,703
  Derivative financial instruments:
    Interest rate exchange agreements..               --          3,476             --         3,476
    Interest rate cap agreements.......           31,426         26,471             --        57,897
    Interest rate floor agreements.....            5,191             --         (3,609)        1,582
    Exchange traded options............               81            512             --           593
                                               ---------      ---------      ---------     ---------
                                               1,692,696         32,681        (68,814)    1,656,563
                                               ---------      ---------      ---------     ---------
                                              $1,801,832     $   32,681     $  (68,814)   $1,765,699
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


Gross realized gains on the sale of or early redemption by the issuer of securities available for sale totaled $25.0 million, $15.4 million and $25.9 million for 1995, 1994 and 1993, respectively. Gross realized losses on such securities totaled $1.1 million, $43.6 million, and $11.2 million for 1995, 1994 and 1993, respectively.

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

(6)  LOANS

Loans are summarized as follows:

                                                         DECEMBER 31,
                                                   --------------------------
                                                      1995            1994
                                                   -----------    -----------
                                                          (in thousands)
Real Estate:
 Residential...................................    $ 3,320,098    $ 2,887,992
 Construction..................................         11,969         18,489
 Commercial....................................        137,507        132,316
Consumer loans.................................        125,633         84,013
                                                    ----------     ----------
                                                     3,595,207      3,122,810
Add (Deduct):
 Loans in process..............................         (4,266)       (28,348)
 Purchased loan premiums.......................         17,359         10,848
 Unearned discounts............................         (9,105)        (9,369)
 Deferred loan costs (fees)....................            552           (875)
 Allowance for losses..........................        (21,855)       (22,915)
                                                    ----------     ----------
                                                   $ 3,577,892    $ 3,072,151
                                                    ==========     ==========
Weighted average interest rate at end of year..           7.58%          7.43%
                                                          ====           ====

Gross loans at December 31, 1995, by contractual maturity or repricing date, were as follows (in thousands):

                                                      RESIDENTIAL     COMMERCIAL     CONSTRUCTION      CONSUMER          TOTAL
                                                      -----------     ----------     ------------      --------          -----
Adjustable-rate loans:
 Due within one year...........................       $      555       $ 14,816         $  9,039      $    409        $   24,819
 After one but within five years...............           38,857         19,399            1,451         9,258            68,965
 After five but within ten years...............           28,272         13,840               --        56,923            99,035
 After ten years...............................        2,025,723         15,181              277           398         2,041,579
                                                       ---------        -------          -------       -------         ---------
                                                       2,093,407         63,236           10,767        66,988         2,234,398
                                                       ---------        -------          -------       -------         ---------
Fixed-rate loans:
 Due within one year...........................            3,598         11,343            1,202        11,065            27,208
 After one but within five years...............           46,081         39,747               --        42,918           128,746
 After five but within ten years...............           97,540         20,260               --         3,853           121,653
 After ten years...............................        1,079,473          2,920               --           809         1,083,202
                                                       ---------        -------          -------       -------         ---------
                                                       1,226,692         74,270            1,202        58,645         1,360,809
                                                       ---------        -------          -------       -------         ---------
                                                      $3,320,099       $137,506         $ 11,969      $125,633        $3,595,207
                                                       =========        =======          =======       =======         =========


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
                                                                           ------
                                                                         $ 15,170
                                                                           ======


The Company also utilizes short positions in financial futures contracts to reduce the interest rate risk of certain mortgage backed securities in the available for sale portfolio. Each short position is a contract representing a commitment to sell a $1.0 million, ninety day maturity Eurodollar deposit. Futures contract price changes settle on a daily basis whereby the Company either makes or receives a cash payment.

Futures contracts utilized to reduce the interest rate risk of certain mortgage backed securities in the available for sale portfolio are summarized as follows:

                                                                 Contracts
                                           --------------------------------------------------
                                                                    Face          Recognized
                                               Number              Amount         Gain (Loss)
                                               ------              ------         ----------
                                                                 (dollars in millions)
December 31, 1995                               4,115             $ 4,115          $(71.0)
December 31, 1994                              11,072             $11,072          $ 39.5



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

(16)  NET GAIN (LOSS) FROM FINANCIAL INSTRUMENTS

Net gain (loss) from financial instruments is summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             1995            1994                1993
                                                                             ----            ----                ----
                                                                                        (in thousands)
Mortgage-backed securities held to maturity.......................      $       --        $    (231)         $    (663)
Investment securities held to maturity............................              --              209                 --
Mortgage-backed securities held for trading.......................              --           (4,545)             2,668
Mark to market of financial futures contracts.....................         (71,022)          39,508                 --
Mortgage-backed securities available for sale.....................          23,885          (28,208)            14,659
Investment securities available for sale..........................              --             (115)                60
Cancellation cost of interest rate exchange agreements............              --           (8,910)            (4,496)
Options expense...................................................         (11,079)          (8,368)            (1,582)
                                                                           -------          -------             ------
                                                                        $  (58,216)        $(10,660)          $ 10,646
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

Income tax expense (benefit) before extraordinary item and the cumulative effect of change in accounting principle is summarized as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                     1995                 1994                 1993
                                                                   --------             ---------            --------
                                                                                     (in thousands)
Current:
 Federal....................................................       $   (437)            $ 38,520             $ 11,186
                                                                                                                1,743
 State......................................................            (21)               2,699
Deferred:                                                                                                      12,994
 Federal....................................................         10,309              (14,805)               1,211
 State......................................................            407               (1,030)
                                                                    -------             --------              -------
                                                                   $ 10,258             $ 25,384             $ 27,134
                                                                    =======              =======              =======

The reasons for the difference between the expected income taxes, computed at the statutory rate of 35% and the actual income taxes are summarized as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                     1995                 1994                 1993
                                                                   --------              ------               ------
                                                                                     (in thousands)
    Computed "expected" income tax..........................       $ 13,075             $ 26,236             $ 28,141
    State income taxes, net of federal tax benefit..........            278                1,085                1,920
    Resolution of federal tax issues........................         (2,188)              (3,110)              (1,709)
    Nondeductible acquisition costs.........................            101                2,469                   --
    Other, net..............................................         (1,008)              (1,296)              (1,218)
                                                                     ------               ------               ------
                                                                   $ 10,258             $ 25,384             $ 27,134
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



(23)  PARENT COMPANY FINANCIAL INFORMATION

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                1995                    1994
                                                                             ----------              ----------
                                                                                         (in thousands)
CONDENSED BALANCE SHEETS
Assets:
  Cash...................................................................... $    2,616              $    2,090
  Investment in subsidiaries................................................    517,080                 465,192
  Investment securities available for sale..................................      2,531                      --
  Other assets..............................................................      4,946                   4,172
                                                                               --------                --------
                                                                             $  527,173              $  471,454
                                                                               ========                ========
Liabilities and Stockholders' Equity:
   Subordinated notes....................................................... $   27,859              $   27,724
   Other liabilities........................................................      2,408                   2,104
   Stockholders' equity.....................................................    496,906                 441,626
                                                                               --------                --------
                                                                             $  527,173              $  471,454
                                                                               ========                ========

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               1995         1994         1993
                                                                             --------     --------     --------
                                                                                       (in thousands)
CONDENSED STATEMENTS OF OPERATIONS
Interest income............................................................. $     82     $    241     $    431
Interest expense............................................................    2,867        5,276        7,079
                                                                              -------      -------      -------
 Net interest expense.......................................................   (2,785)      (5,035)      (6,648)
Equity in earnings of subsidiaries..........................................   29,368       54,568       50,021
General and administrative expenses.........................................     (683)      (7,469)      (1,543)
                                                                              -------      -------      -------
 Income before income taxes and extraordinary item..........................   25,900       42,064       41,830
Income tax (benefit)........................................................   (1,198)      (2,280)      (3,042)
                                                                              -------      -------      -------
 Income before extraordinary item...........................................   27,098       44,344       44,872
Extraordinary item, net of income tax effect................................       --       (2,617)          --
                                                                              -------      -------      -------
 Net income................................................................. $ 27,098     $ 41,727     $ 44,872
                                                                              =======      =======      =======

                                                                   YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1994         1993
                                                            ---------    ---------    ---------
                                                                       (in thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income..............................................  $  27,098    $  41,727    $  44,872
  Equity in earnings of subsidiaries......................    (29,368)     (54,568)     (50,021)
  Extraordinary loss on early extinguishment of debt......         --        3,965           --
  Other, net..............................................      1,317          270       (9,456)
                                                             --------     --------     --------
     Net cash used in operating activities................       (953)      (8,606)     (14,605)
                                                             --------     --------     --------
Cash flows from investing activities:
  Dividends received......................................     52,050       45,650        7,500
   Additional investment in subsidiary....................    (21,463)     (19,036)     (44,613)
                                                             --------     --------     --------
     Net cash provided by (used in) investing activities..     30,587       26,614      (37,113)
                                                             --------     --------     --------
Cash flows from financing activities:
  Redemption of subordinated notes........................         --      (31,022)          --
  Cash dividends paid.....................................    (26,789)     (18,056)     (11,501)
  Proceeds from issuance of preferred stock...............         --       21,273       44,185
  Costs from exchange of stock............................         --           --          (28)
  Purchase of treasury stock..............................     (3,426)        (150)          --
  Exercise of stock options...............................      1,107        6,459          748
                                                             --------     --------     --------
     Net cash (used in) provided by financing activities..    (29,108)     (21,496)      33,404
                                                             --------     --------     --------
     Net increase (decrease) in cash......................        526       (3,488)     (18,314)

Cash at beginning of year...............................        2,090        5,578       23,892
                                                             --------     --------     --------
Cash at end of year.....................................    $   2,616    $   2,090    $   5,578
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