Form 10-Q/A
period 1996-03-31
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

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


                        Commission File #0-17403

                    ROOSEVELT FINANCIAL GROUP, INC.

                      ---------------------------
         (Exact name of registrant as specified in its charter)

              DELAWARE                                   43-1498200
- - ------------------------------------            ---------------------------
    (State or other Jurisdiction                  (I.R.S. Employer ID No.)
  of incorporation or organization)


          900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI  63017
  ------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number, including area code (314)  532-6200
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


As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition of gains and losses on financial futures contracts used to reduce the interest rate risk of certain mortgage-backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.


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


Accordingly, at the Staff's request, the Company has restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported 1995 net income for the year ended December 31, 1995 by $18.0 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period. Other appropriate conforming changes to reflect the statement have been made throughout this document.


Subsequent to December 31, 1995, the Company terminated all of its futures positions and maintained its interest rate risk management position by principally redesigning existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of interest-bearing deposits and other short-term borrowings.


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
                                                                                        ===========    ===========


                            See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996          1995
                                                                    ----------    ----------

Interest income:
     Loans                                                          $   72,010    $   58,940
     Securities available for sale                                      29,348        37,224
     Securities held to maturity                                        64,477        60,014
     Other                                                                 308           258
                                                                    ----------    ----------
          Total interest income                                        166,143       156,436
                                                                    ----------    ----------
Interest expense:
     Deposits                                                           61,164        54,391
     Other borrowings                                                   53,346        53,292
     Interest rate exchange agreements, net                              5,259           440
                                                                    ----------    ----------
          Total interest expense                                       119,769       108,123
                                                                    ----------    ----------
               Net interest income                                      46,374        48,313
Provision for losses on loans                                              300           300
                                                                    ----------    ----------
               Net interest income after
                 provision for losses on loans                          46,074        48,013
                                                                    ----------    ----------
Noninterest income (loss):
     Retail banking fees                                                 3,132         2,532
     Insurance and brokerage sales commissions                           1,698         2,011
     Loan servicing fees, net                                            2,019         2,042
     Net gain (loss) from financial instruments                            341       (32,804)
     Unrealized losses on impairment of
       mortgage-backed securities held to maturity                          --       (27,063)
     Other                                                               1,328           998
                                                                    ----------    ----------
          Total noninterest income (loss)                                8,518       (52,284)
                                                                    ----------    ----------
Noninterest expense:
     Compensation and employee benefits                                  9,882         8,633
     Occupancy                                                           3,922         4,281
     Federal insurance premiums                                          2,339         3,211
     Other                                                               5,575         5,368
                                                                    ----------    ----------
          Total noninterest expense                                     21,718        21,493
                                                                    ----------    ----------
               Income before income tax expense                         32,874       (25,764)
Income tax expense                                                      11,309        (9,589)
                                                                    ----------    ----------
               Net income                                           $   21,565    $  (16,175)
                                                                    ==========    ==========
               Net income attributable to
                 common stock                                       $   20,508    $  (17,247)
                                                                    ==========    ==========

Earnings per share:
               Primary                                              $     0.48    $    (0.43)
                                                                    ==========    ==========
               Fully-diluted                                        $     0.46    $    (0.43)
                                                                    ==========    ==========

Dividends Paid                                                      $    0.155    $    0.140
                                                                    ==========    ==========


   See accompanying notes to consolidated financial statements

                                                  ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

                                          Consolidated Statements of Stockholders' Equity
                                                 (Dollars in thousands) (Unaudited)


                                                       Preferred Stock           Common Stock
                                                    --------------------    ---------------------     Paid-in      Retained
                                                      Shares      Amount      Shares       Amount     Capital      Earnings
                                                    ---------    -------    ----------    -------    ---------    ---------

Balance, December 31, 1994                          1,319,000    $    13    40,173,527    $   402    $ 255,655    $ 209,379
Net income                                                 --         --            --         --           --       27,098
Purchase of common stock for treasury                      --         --            --         --           --           --
Issuance of common stock through stock options
  and employee stock plans                                 --         --       243,763          3        1,531       (1,572)
Issuance of common stock in the acquisition of
  Kirksville Bancshares, Inc.                              --         --     1,521,435         15        5,426       15,475
Exchange of preferred stock for common stock          (18,000)        --        52,976         --         (231)          --
Amortization of restricted stock awards                    --         --            --         --           --           --
Cash dividends declared:
  Common stock                                             --         --            --         --           --      (22,531)
  Preferred stock                                          --         --            --         --           --       (4,243)
Unrealized gains on securities
  available for sale, net                                  --         --            --         --           --           --
                                                    ---------    -------    ----------    -------    ---------    ---------
Balance, December 31, 1995                          1,301,000         13    41,991,701        420      262,381      223,606
Net income                                                 --         --            --         --           --       21,565
Issuance of common stock through stock options
  and employee stock plans                                 --         --       125,973          1        1,506           --
Amortization of restricted stock awards                    --         --            --         --           --           --
Cash dividends declared:
  Common stock                                             --         --            --         --           --       (6,525)
  Preferred stock                                          --         --            --         --           --       (1,057)
Unrealized losses on securities available for
   sale, net                                               --         --            --         --           --           --
                                                    ---------    -------    ----------    -------    ---------    ---------
Balance, March 31, 1996                             1,301,000    $    13    42,117,674    $   421    $ 263,887    $ 237,589
                                                    =========    =======    ==========    =======    =========    =========

                                                                                  Unrealized
                                                                                gain (loss) on
                                                                                  securities
                                                         Treasury Stock          available for      Unamortized         Total
                                                    -----------------------        sale, net         Restricted      Stockholders'
                                                      Shares       Amount          of taxes         Stock Awards        Equity
                                                    ----------   ----------    ----------------    --------------    -------------

Balance, December 31, 1994                            (10,000)   $    (150)    $       (23,673)    $          --     $    441,626
Net income                                                 --           --                  --                --           27,098
Purchase of common stock for treasury                (214,500)      (3,426)                 --                --           (3,426)
Issuance of common stock through stock options
  and employee stock plans                            209,976        3,345                  --            (1,621)           1,686
Issuance of common stock in the acquisition of
  Kirksville Bancshares, Inc.                              --           --                  --                --           20,916
Exchange of preferred stock for common stock           14,524          231                  --                --               --
Amortization of restricted stock awards                    --           --                  --                88               88
Cash dividends declared:
  Common stock                                             --           --                  --                --          (22,531)
  Preferred stock                                          --           --                  --                --           (4,243)
Unrealized gains on securities
  available for sale, net                                  --           --              35,692                --           35,692
                                                    ---------    ---------     ---------------     -------------     ------------
Balance, December 31, 1995                                 --           --              12,019            (1,533)         496,906
Net income                                                 --           --                  --                --           21,565
Issuance of common stock through stock options
  and employee stock plans                                 --           --                  --                --            1,507
Amortization of restricted stock awards                    --           --                  --                41               41
Cash dividends declared:
  Common stock                                             --           --                  --                --           (6,525)
  Preferred stock                                          --           --                  --                --           (1,057)
Unrealized losses on securities available for
   sale, net                                               --           --              (3,332)               --           (3,332)
                                                    ---------    ---------     ---------------     -------------     ------------
Balance, March 31, 1996                                    --    $      --     $         8,687     $      (1,492)    $    509,105
                                                    =========    =========     ===============     =============     ============


ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                         1996            1995
                                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                                         $     21,565    $    (16,175)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          1,046             999
     Amortization of discounts and premiums, net                                            6,591             (13)
     Increase in accrued interest receivable                                               (2,901)         (4,408)
     (Decrease) increase in accrued interest payable                                       (3,914)            337
     Provision for losses on loans                                                            300             300
     Unrealized losses on impairment of mortgage-backed securities held to maturity            --          27,063
     Other, net                                                                            (6,392)         (9,309)
                                                                                     ------------    ------------

       Net cash provided by operating activities                                           16,295          (1,206)
                                                                                     ------------    ------------

Cash flows from investing activities:
  Principal payments and maturities of securities available for sale                       55,770          23,397
  Principal payments and maturities of securities held to maturity                        271,370         148,644
  Principal payments on loans                                                             256,427          90,896
  Proceeds from sales of securities available for sale                                    358,252         342,354
  Purchase of securities available for sale                                              (274,727)       (520,880)
  Purchase of securities held to maturity                                                (301,363)       (504,507)
  Purchase of loans                                                                      (170,830)        (82,466)
  Originations of loans                                                                  (288,923)        (81,332)
  Net proceeds from sales of real estate                                                    3,179           1,874
  Purchase of office properties & equipment                                                  (526)           (343)
                                                                                     ------------    ------------

       Net cash used in investing activities                                              (91,371)       (582,363)
                                                                                     ------------    ------------

Cash flows from financing activities:
  Proceeds from FHLB advances                                                           4,992,500       4,021,000
  Principal payments on FHLB advances                                                  (4,914,000)     (3,736,000)
  Proceeds received from termination of interest rate exchange agreements                  14,185              --
  Excess of deposit receipts over withdrawals (withdrawals over receipts)                  13,430         (44,931)
  (Decrease) increase in securities sold under agreements to repurchase, net              (14,090)        370,161
  Proceeds from exercise of stock options                                                   1,019             293
  Purchase of treasury stock                                                                   --          (2,152)
  Cash dividends paid                                                                      (7,582)         (6,692)
  Net increase in advances from borrowers for taxes and insurance                          18,927          14,934
                                                                                     ------------    ------------
       Net cash provided by financing activities                                          104,389         616,613
                                                                                     ------------    ------------
Net increase in cash and cash equivalents                                                  29,313          33,044
Cash and cash equivalents at beginning of period                                           15,433          22,106
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $     44,746    $     55,150
                                                                                     ============    ============

Supplemental disclosures of cash flow information:
  Payments during the period for:
     Interest                                                                        $    123,683    $    107,786
     Income taxes                                                                              --           5,500
Noncash investing and financing activities:
  Redesignation of interest rate exchange and cap agreements to securities
     available for sale                                                                     3,235              --



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

       Accordingly, at the Staff's request, the Company has restated its 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the three month period ended March 31, 1995 by $21.9 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.

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
                                                           ==========         ======       =======       =========

Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                                              Three Months Ended March 31,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------    ------------
Gross realized gains                                          $ 6,157        $ 4,919
Gross realized losses                                          (3,067)          (941)
                                                               ------         ------
                                                              $ 3,090        $ 3,978
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

Net Income
- - ----------

   The Company recorded net income totaling $21.6 million for the three month period ended March 31, 1996 as compared to a net loss totaling $16.2 million for the three month period ended March 31, 1995. Net income on a fully diluted per share basis was $0.46 for the three month period ended March 31, 1996 as compared to a $0.43 loss for the same period in 1995. Net income for the three month period ended March 31, 1995 was negatively impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $34.0 million. Net income for the three month period ended March 31, 1995 was also negatively impacted by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to financial futures positions see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

Interest Income
- - ---------------

   Interest income increased $9.7 million or 6.2% to $166.1 million for the three month period ended March 31, 1996 as compared to $156.4 million for the three month period ended March 31, 1995. Interest income on loans increased $13.1 million primarily as a result of a $578.8 million increase in the average balance of loans outstanding and an increase in the average yield on the loan portfolio from 7.48% to 7.72%. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. The increase in yield is primarily attributable to repricings of the Company's adjustable rate loan portfolio and an increasing percentage of higher yielding consumer loans. Interest income on securities available for sale decreased $7.9 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $478.5 million when comparing the 1996 period to the 1995 period. As the Company increased its investment in loans, proceeds from the securities available for sale portfolio funded such growth. Interest income from securities held to maturity increased $4.5 million when comparing the 1996 period to the 1995 period. The yields received on such securities increased to 7.17% for the 1996 period from 6.80% for the 1995 period. Such increase was due primarily to an increase in the yields received on adjustable-rate securities as a result of repricings.

Interest Expense
- - ----------------

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

Average Balances, Interest Rates and Yields
- - -------------------------------------------
      The following table presents at the date and for the periods indicated the Company's average interest-earning assets, average interest-bearing liabilities, interest income and expense and average rates earned and paid. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.


                                                                              THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------------------------------------------
                                                                         1996                                1995
                                                           --------------------------------   ---------------------------------
                                                                       INTEREST     AVERAGE                INTEREST     AVERAGE
                                                           AVERAGE     INCOME/       RATE     AVERAGE      INCOME/       RATE
                                                           BALANCE     EXPENSE        %       BALANCE      EXPENSE        %
                                                           -------     -------      -------   -------      -------      -------
                                                                                    (DOLLARS IN MILLIONS)
Assets:
   Cash equivalents                                       $   24.0      $  0.3        5.13%   $   18.6      $  0.3        5.55%
   Securities available for sale <F1>                      1,563.2        29.3        7.51     2,041.7        37.2        7.29
   Securities held to maturity                             3,599.3        64.5        7.17     3,527.8        60.0        6.80
   Loans <F2> <F3>                                         3,731.3        72.0        7.72     3,152.5        58.9        7.48
                                                          --------      ------                --------      ------
     Total interest-earning assets                         8,917.8       166.1        7.45%    8,740.6       156.4        7.16%
                                                                        ------       -----                  ------       -----
   Other assets                                              383.9                               298.6
                                                          --------                            --------
                                                          $9,301.7                            $9,039.2
                                                          ========                            ========
Liabilities
   Deposits:
     NOW and money market accounts <F4>                   $  904.9         7.6        3.36%   $  849.0         5.3        2.52%
     Passbook savings deposits                               321.1         1.8        2.27       380.5         2.2        2.26
     Time deposits <F4>                                    3,643.1        57.0        6.26     3,619.4        47.3        5.23
                                                          --------      ------                --------      ------
                                                           4,869.1        66.4        5.46     4,848.9        54.8        4.52
   Borrowings:
     Securities sold under agreements
        to repurchase                                      1,163.7        16.2        5.58     1,530.4        22.2        5.80
     Advances from FHLB                                    2,577.1        35.9        5.57     2,010.3        29.9        5.95
     Other borrowings                                         47.5         1.2       10.26        47.5         1.2       10.29
                                                          --------      ------                --------      ------
     Total interest-bearing liabilities                    8,657.4       119.7        5.53%    8,437.1       108.1        5.13%
                                                                        ------       -----                  ------       -----
   Other liabilities                                         142.1                               154.3
                                                          --------                            --------
                                                           8,799.5                             8,591.4
   Stockholders' equity                                      502.2                               447.8
                                                          --------                            --------
   Total liabilities and
     stockholders' equity                                 $9,301.7                            $9,039.2
                                                          ========                            ========

   Net interest income                                                   $46.4                               $48.3
                                                                         =====                               =====

   Interest rate spread <F5>                                                          1.92%                               2.03%
                                                                                      ====                                ====

   Effective net spread  <F6>                                                         2.08%                               2.21%
                                                                                      ====                                ====

- - -------------------------

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

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                        1996 VS. 1995
                                                            ---------------------------------------
                                                              INCREASE (DECREASE)          TOTAL
                                                                     DUE TO               INCREASE
   (DOLLARS IN THOUSANDS)                                    VOLUME          RATE        (DECREASE)
                                                            --------        ------       ----------

   Interest income:
      Loans                                                 $ 10,822     $    2,248      $  13,070
      Securities available for sale                           (8,660)           784         (7,876)
      Securities held to maturity                              1,251          3,212          4,463
      Other earning assets                                        75            (25)            50
                                                            --------     ----------      ---------
         Total interest income                              $  3,488     $    6,219      $   9,707
                                                            --------     ----------      ---------

   Interest expense:
      Deposits                                              $    226     $    6,547      $   6,773
      Securities sold under agreements to
         repurchase                                           (5,316)          (642)        (5,958)
      Advances from Federal Home Loan Bank                     8,424         (2,412)         6,012
      Interest rate exchange agreements                         (111)         4,930          4,819
                                                            --------     ----------      ---------
         Total interest expense                             $  3,223     $    8,423      $  11,646
                                                            --------     ----------      ---------

   Change in net interest income                            $    265     $   (2,204)     $  (1,939)
                                                            ========     ==========      =========

Provision for Losses on Loans
- - -----------------------------

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

Noninterest Income (Loss)
- - -------------------------

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

   Net gain from financial instruments is summarized as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1996           1995
                                                                ----           ----
                                                                  (IN MILLIONS)

   Mark to market of financial
     futures contracts                                            ---        (33,952)
   Mortgage-backed securities
     available for sale                                       $ 3,090       $  3,978
   Options expense                                             (2,749)        (2,830)
                                                              -------       --------

                                                              $   341       $(32,804)
                                                              =======       ========

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

                                        POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
                                        ------------------------------------------------------
                                                           March 31, 1996
                                                       (dollars in thousands)

                                                            Subordination As a
                                Rating                    Percent of Pool Balance
Pool      Issue     ---------------------------------     -----------------------
Number    Date      Agency     At Issue       Current      At Issue     Current
- - ------    ----      ------     --------       -------      --------     -------
GUARDIAN POOLS
- - --------------
89-11   11/30/89     S & P       AA            CCC           8.50%       11.18%
                     Moody       Aa2           B1

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

LEHMAN POOL
- - -----------

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
                                                       (dollars in thousands)

                                                            Subordination As a
                                Rating                    Percent of Pool Balance
Pool      Issue     ---------------------------------     -----------------------
Number    Date      Agency     At Issue       Current      At Issue     Current
- - ------    ----      ------     --------       -------      --------     -------

89-10   10/27/89     S & P       AA            BBB-          8.50%       13.53%
                     Moody       Aa2           Ba3

91-2     3/28/91     S & P       AA            BBB          17.00%       22.03%
                     Moody       Aaa           Baa3
Totals


                       Regarding Roosevelt's Interests
                    -------------------------------------       Percent of Pools
Pool      Issue     Original Par   Remaining   Remaining      Current or Less than
Number    Date       At Issue         Par      Investment      90 Days Delinquent
- - ------    ----      ------------   ---------   ----------     --------------------

GUARDIAN POOLS
- - --------------

89-11   11/30/89    $ 33,750       $ 7,977      $ 6,025             73%


90-1     1/30/90       3,000           786          578             73%


90-2     2/27/90      27,500         6,928        4,872             73%


90-4     4/30/90      46,428        13,291        9,927             65%


90-5     5/31/90      45,000        14,541       11,441             73%


90-7     7/25/90      68,025        20,209       14,839             73%


90-8     9/21/90      15,000         4,895        3,728             66%
                      ---------------------------------

Total
Guardian            $238,703       $68,627      $51,410
                    ===================================
LEHMAN POOL
- - -----------

91-4     7/30/91    $ 14,000       $10,177       $5,316             76%
                    ===================================







                       Regarding Roosevelt's Interests
                    -------------------------------------       Percent of Pools
Pool      Issue     Original Par   Remaining   Remaining      Current or Less than
Number    Date       At Issue         Par      Investment      90 Days Delinquent
- - ------    ----      ------------   ---------   ----------     --------------------

89-10   10/27/89    $   9,000      $ 1,737      $ 1,755             65%


91-2     3/28/91       39,831      $13,765      $13,765             71%
                      ---------------------------------
Totals              $  48,831      $15,502      $15,520
                    ===================================



Noninterest Expense
- - -------------------

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

Financial Condition
- - -------------------

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
                                                                             ======

ASSET/LIABILITY MANAGEMENT

   The Company's primary objective regarding asset/liability management is to position the Company such that changes in interest rates do not have a material adverse impact upon net interest income or the net market value of the Company. The Company's primary strategy for accomplishing its asset/ liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). Integral to the duration matching strategy is the use of derivative financial instruments such as interest rate exchange agreements and interest rate cap and floor agreements. The Company uses derivative financial instruments solely for risk management purposes. None of the Company's derivative instruments are what are termed leveraged instruments. These types of instruments are riskier than the derivatives used by the Company in that they have embedded options that enhance their performance in certain circumstances but dramatically reduce their performance in other circumstances. The Company is not a dealer nor does it make a market in such instruments. The Company does not trade the instruments and the Board of Directors' approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

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


Recent Developments
- - -------------------

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



                                 ROOSEVELT FINANCIAL GROUP, INC.




DATE: SEPTEMBER 12, 1996           BY:  /S/GARY W. DOUGLASS
                                        -------------------------------------
                                   GARY W. DOUGLASS
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER