Form 10-Q/A
period 1996-06-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-09-13
CIK 830055

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
                                                                                   ==========       ==========

                             See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                 June 30,
                                                                 1996         1995       1996           1995
                                                               --------    --------    --------       --------
Interest income:
     Loans                                                     $ 73,297    $ 61,822    $145,307       $120,762
     Securities available for sale                               25,597      34,931      54,945         72,155
     Securities held to maturity                                 63,048      65,569     127,525        125,583
     Other                                                          338         254         646            512
                                                               --------    --------    --------       --------
          Total interest income                                 162,280     162,576     328,423        319,012
                                                               --------    --------    --------       --------
Interest expense:
     Deposits                                                    60,955      58,240     122,119        112,631
     Other borrowings                                            52,514      56,304     105,860        109,596
     Interest rate exchange agreements, net                       5,515       2,349      10,774          2,789
                                                               --------    --------    --------       --------
          Total interest expense                                118,984     116,893     238,753        225,016
                                                               --------    --------    --------       --------
               Net interest income                               43,296      45,683      89,670         93,996
Provision for losses on loans                                       300         300         600            600
                                                               --------    --------    --------       --------
               Net interest income after provision
                for losses on loans                              42,996      45,383      89,070         93,396
                                                               --------    --------    --------       --------
Noninterest income (loss):
     Retail banking fees                                          3,455       2,696       6,587          5,228
     Insurance and brokerage sales commissions                    2,020       2,105       3,718          4,116
     Loan servicing fees, net                                     2,714       2,102       4,733          4,144
     Net gain (loss) from financial instruments                     521     (22,935)        862        (55,739)
     Unrealized losses on impairment of mortgage-
      backed securities held to maturity                             --          --          --        (27,063)
     Other                                                        1,566         540       2,894          1,538
                                                               --------    --------    --------       --------
          Total noninterest income (loss)                        10,276     (15,492)     18,794        (67,776)
                                                               --------    --------    --------       --------
Noninterest expense:
     Compensation and employee benefits                          10,637       8,578      20,519         17,211
     Occupancy                                                    4,469       4,376       8,391          8,657
     Federal insurance premiums                                   2,267       3,212       4,606          6,423
     Other                                                        6,055       5,574      11,630         10,942
                                                               --------    --------    --------       --------
          Total noninterest expense                              23,428      21,740      45,146         43,233
                                                               --------    --------    --------       --------
               Income (loss) before income tax expense           29,844       8,151      62,718        (17,613)
Income tax expense                                               10,116       2,291      21,425         (7,298)
                                                               --------    --------    --------       --------
               Net income (loss)                               $ 19,728    $  5,860    $ 41,293       $(10,315)
                                                               ========    ========    ========       ========
               Net income (loss) attributable to common stock  $ 18,671    $  4,803    $ 39,179       $(12,444)
                                                               ========    ========    ========       ========

Earnings per share:
               (loss) Primary                                  $   0.44    $   0.12    $   0.92       $  (0.31)
                                                               ========    ========    ========       ========
               Fully-diluted                                   $   0.42    $   0.12    $   0.88       $  (0.31)
                                                               ========    ========    ========       ========

Dividends Paid                                                 $  0.155    $   0.14    $   0.31       $   0.28
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
                                                       =========     ========    ==========    ========    =========    ==========


                                                                                   Unrealized
                                                                                 gain (loss) on
                                                                                   securities
                                                           Treasury Stock        available for     Unamortized          Total
                                                       ----------------------      sale, net        Restricted      Stockholders'
                                                         Shares       Amount        of taxes       Stock Awards        Equity
                                                        --------     --------    --------------    ------------     -------------
Balance, December 31, 1994                               (10,000)    $   (150)   $     (23,673)    $         --     $     441,626
Net income                                                    --           --               --               --            27,098
Purchase of common stock for treasury                   (214,500)      (3,426)              --               --            (3,426)
Issuance of common stock through stock options
    and employee stock plans                             209,976        3,345               --           (1,621)            1,686
Issuance of common stock in the acquisition of
    Kirksville Bancshares, Inc.                               --           --               --               --            20,916
Exchange of preferred stock for common stock              14,524          231               --               --                --
Amortization of restricted stock awards                       --           --               --               88                88
Cash dividends declared:
    Common stock                                              --           --               --               --           (22,531)
    Preferred stock                                           --           --               --               --            (4,243)
Unrealized gains on securities
    available for sale, net                                   --           --           35,692               --            35,692
                                                        --------     --------    -------------     ------------     -------------
Balance, December 31, 1995                                    --           --           12,019           (1,533)          496,906
Net income                                                    --           --               --               --            41,293
Issuance of common stock through stock options
    and employee stock plans                                  --           --               --               --             1,836
Amortization of restricted stock awards                       --           --               --               81                81
Cash dividends declared:
    Common stock                                              --           --               --               --           (13,055)
    Preferred stock                                           --           --               --               --            (2,114)
Unrealized losses on securities available for
    sale, net                                                 --           --           (8,630)              --            (8,630)
                                                        --------     --------    -------------     ------------     -------------
Balance, June 30, 1996                                        --     $     --    $       3,389     $     (1,452)    $     516,317
                                                        ========     ========    =============     ============     =============




       See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                              1996           1995
                                                                                          -----------     -----------
Cash flows from operating activities:
     Net income                                                                           $    41,293     $   (10,315)
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                         2,201           2,069
          Amortization of discounts and premiums, net                                          15,921           1,815
          Increase in accrued interest receivable                                              (3,281)         (5,299)
          Decrease in accrued interest payable                                                 (7,422)           (201)
          Provision for losses on loans                                                           600             600
          Unrealized losses on impairment of mortgage-backed securities held to maturity           --          27,063
          Other, net                                                                           (3,632)        (29,459)
                                                                                          -----------     -----------

               Net cash provided by operating activities                                       45,680         (13,727)
                                                                                          -----------     -----------

Cash flows from investing activities:
     Principal payments and maturities of securities available for sale                       106,606          49,163
     Principal payments and maturities of securities held to maturity                         581,993         315,337
     Principal payments on loans                                                              485,980         227,485
     Proceeds from sales of securities available for sale                                     561,202         738,622
     Purchase of securities available for sale                                               (432,202)       (688,704)
     Purchase of securities held to maturity                                                 (573,971)       (746,243)
     Purchase of loans                                                                       (273,006)       (171,623)
     Originations of loans                                                                   (661,037)       (198,877)
     Net proceeds from sales of real estate                                                     5,231           4,917
     Purchase of mortgage servicing rights                                                    (36,069)             --
     Purchase of office properties and equipment                                               (1,521)           (999)
                                                                                          -----------     -----------

               Net cash used in investing activities                                         (236,794)       (470,922)
                                                                                          -----------     -----------

Cash flows from financing activities:
     Proceeds from FHLB advances                                                            9,622,500       8,718,000
     Principal payments on FHLB advances                                                   (9,389,000)     (8,263,000)
     Proceeds received from termination of interest rate exchange agreements                   14,185              --
     Fees paid for interest rate cap agreements                                               (49,290)             --
     Excess of deposit receipts over withdrawals (withdrawals over receipts)                   87,634        (113,726)
     (Decrease) increase in securities sold under agreements to repurchase, net               (87,962)        147,243
     Proceeds from exercise of stock options                                                    1,070             427
     Purchase of treasury stock                                                                    --          (2,653)
     Cash dividends paid                                                                      (15,169)        (13,389)
     Net increase in advances from borrowers for taxes and insurance                           55,966          40,755
                                                                                          -----------     -----------
               Net cash provided by financing activities                                      239,934         513,657
                                                                                          -----------     -----------
Net increase in cash and cash equivalents                                                      48,820          29,008
Cash and cash equivalents at beginning of period                                               15,433          22,106
                                                                                          -----------     -----------
Cash and cash equivalents at end of period                                                $    64,253     $    51,114
                                                                                          ===========     ===========

Supplemental disclosures of cash flow information:
    Payments during the period for:
          Interest                                                                        $   246,175     $   225,217
          Income taxes                                                                         17,678          23,850
Noncash investing and financing activities:
     Desecuritization resulting in transfer of mortgage-backed securities held to
          maturity to loans receivable held to maturity and real estate owned                      --          33,603
     Redesignation of interest rate exchange and cap agreements to securities
          available for sale                                                                    3,235              --



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

       Accordingly, at the Staff's request, the Company has restated its 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of decreasing previously reported net income for the three and six month periods ended June 30, 1995 by $15.2 million and $37.1 million, respectively. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity.


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

      In order to apply pooling of interests accounting to any of the above described transactions, the Company would be required to rescind its existing stock repurchase plan described in Note 6 prior to consummation of the respective transactions.

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
                                                          ==========         ======       =======       =========

Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------
                                                               1996                    1995
                                                              -------                 -------
Gross realized gains                                          $11,005                 $12,573
Gross realized losses                                          (3,573)                 (1,028)
                                                               ------                  ------
                                                              $ 7,432                 $11,545
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

RESULTS OF OPERATIONS

NET INCOME
- ----------

    The Company recorded net income totaling $19.7 million for the three month period ended June 30, 1996 as compared to $5.9 million for the three month period ended June 30, 1995. Net income on a fully diluted per share basis was $0.42 for the three month period ended June 30, 1996 as compared to $0.12 for the same period in 1995. Net income for the three month period ended June 30, 1995 was impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $27.8 million.

      The Company recorded net income totaling $41.3 million for the six month period ended June 30, 1996 as compared to a net loss totaling $10.3 million for the six month period ended June 30, 1995. Net income on a fully diluted per share basis was $0.88 for the six month period ended June 30, 1996 as compared to a loss on a fully diluted per share basis of $0.31. Net income for the six month period ended June 30, 1995 was impacted by the recognition of losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio to totaling $61.7 million. Net income for June 30, 1995 was also negatively impacted by $27.1 million of unrealized losses on impairment of certain mortgage-backed securities. For a discussion of the issues relating to financial futures positions see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

INTEREST INCOME
- ---------------

      Interest income decreased $296,000 to $162.3 million for the three month period ended June 30, 1996 as compared to $162.6 million for the three month period ended June 30, 1995. Interest income on loans increased $11.5 million primarily as a result of an increase in the average balance of loans from
$3.2 billion for the three months ended June 30, 1995 to $3.9 billion for the three months ended June 30, 1996 which was partially offset by a decline in the average yield on such loans from 7.68% for the three months ended June
30, 1995 to 7.54% for the three months ended June 30, 1996.   The increase in
the average balance of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in
the Company's retail markets.   The slight decrease in the average yield of
the Company's loan portfolio resulted from continuing prepayments of higher yielding loans with such loans being replaced with loans carrying low introductory rates, which until they adjust provide a relatively low spread to the marginal cost of funds. Interest income on securities available for sale decreased $9.3 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $477.0 million when comparing the 1996 period to the 1995 period. The decrease of the

Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity decreased $2.5 million when comparing the three month period ended June 30, 1996 period to the same 1995 period primarily due to declining yields received on such securities to 6.91% for the 1996 period from 7.12% for the 1995 period. The decrease in yields received on the Company's held to maturity portfolio was primarily attributable to heavy prepayments which not only claimed some of the portfolios higher yielding assets but also resulted in accelerated premium amortization.

      Interest income increased $9.4 million to $328.4 million for the six month period ended June 30, 1996 as compared to $319.0 million for the six month period ended June 30, 1995. Interest income on loans increased $24.5 million primarily as a result of an increase in the average balances of loans from $3.2 billion for the six months ended June 30, 1995 to $3.8 billion for the six months ended June 30, 1996 and to a lesser extent because of a slight increase in the average yields received on such loans from 7.58% to 7.63%. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. Interest income on securities available for sale decreased $17.2 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $477.7 million when comparing the six month period ended June 30, 1996 to the same period in 1995. The decrease of the Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity increased $1.9 million when comparing the six month period ended June 30, 1996 to the same period in 1995. Such increase was due primarily to an increase in the yields received on such securities from 6.96% to 7.04%.

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

                                                                        Three Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                                 1996                                 1995
                                                    -------------------------------      -------------------------------
                                                                Interest    Average                  Interest    Average
                                                    Average     Income/      Rate        Average     Income/      Rate
                                                    Balance     Expense       %          Balance     Expense       %
                                                    -------     --------    -------      -------     --------    -------
Assets:                                                                    (dollars in millions)
    Cash equivalents                                $   27.0    $  0.3       5.01%       $   17.6    $  0.3       5.79%
    Securities available for sale<F1>                1,424.0      25.6       7.19         1,901.0      34.9       7.34
    Securities held to maturity                      3,647.1      63.1       6.91         3,685.1      65.6       7.12
    Loans<F2><F3>                                    3,886.4      73.3       7.54         3,219.1      61.8       7.68
                                                    --------    ------                   --------    ------
      Total interest-earning assets                  8,984.5    $162.3       7.22%        8,822.8    $162.6       7.37%
                                                                ------                               ------      -----
    Other assets                                       427.2                                313.1
                                                    --------                             --------
                                                    $9,411.7                             $9,135.9
                                                    ========                             ========
  Liabilities
    Deposits:
       NOW and money market accounts<F4>            $  984.1    $  8.4       3.40%       $  828.3    $  5.9       2.86%
       Passbook savings deposits                       309.4       1.8       2.30           355.5       2.0       2.29
       Time deposits<F4>                             3,640.2      56.3       6.19         3,636.4      52.7       5.79
                                                    --------    ------                   --------    ------
                                                     4,933.7      66.5       5.39         4,820.2      60.6       5.03
   Borrowings:
    Securities sold under
       agreement to repurchase                       1,055.3      14.2       5.39         1,523.4      23.0       6.03
    Advances from FHLB                               2,691.9      37.1       5.51         2,125.7      32.1       6.05
    Other borrowings                                    47.6       1.2      10.25            47.5       1.2      10.28
                                                    --------    ------                   --------    ------
      Total interest-bearing liabilities             8,728.5    $119.0       5.45%        8,516.8    $116.9       5.49%
                                                                ------      -----                    ------      -----
    Other liabilities                                  170.5                                174.1
                                                    --------                             --------
                                                     8,899.0                              8,690.9
  Stockholders' equity:                                512.7                                445.0
                                                    --------                             --------
       Total liabilities and
          stockholders' equity                      $9,411.7                             $9,135.9
                                                    ========                             ========
Net interest income                                             $ 43.3                               $ 45.7
                                                                ======                               ======
Interest rate spread<F5>                                                     1.77%                                1.88%
                                                                            =====                                =====
Effective net spread<F6>                                                     1.93%                                2.07%
                                                                            =====                                =====
                                                                         Six Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                                 1996                                 1995
                                                    -------------------------------      -------------------------------
                                                                Interest    Average                  Interest    Average
                                                    Average     Income/      Rate        Average     Income/      Rate
                                                    Balance     Expense       %          Balance     Expense       %
                                                    -------     --------    -------      -------     --------    -------
Assets:                                                                    (dollars in millions)
    Cash equivalents                                $   25.5    $  0.6       5.07%       $   18.1    $  0.5       5.66%
    Securities available for sale<F1>                1,493.6      55.0       7.36         1,971.3      72.1       7.31
    Securities held to maturity                      3,623.2     127.5       7.04         3,606.5     125.6       6.96
    Loans<F2><F3>                                    3,808.9     145.3       7.63         3,185.8     120.8       7.58
                                                    --------    ------                   --------    ------
      Total interest-earning assets                  8,951.2    $328.4       7.34%        8,781.7    $319.0       7.27%
                                                                ------      -----                                -----
    Other assets                                       405.5                                305.9
                                                    --------                             --------
                                                    $9,356.7                             $9,087.6
                                                    ========                             ========
  Liabilities
    Deposits:
       NOW and money market accounts<F4>            $  944.5    $ 16.0       3.38%       $  838.6    $ 11.3       2.69%
       Passbook savings deposits                       315.2       3.6       2.28           368.0       4.2       2.28
       Time deposits<F4>                             3,641.7     113.3       6.22         3,627.9     100.0       5.51
                                                    --------    ------                   --------    ------
                                                     4,901.4     132.9       5.42         4,834.5     115.5       4.78
   Borrowings:
    Securities sold under
       agreement to repurchase                       1,109.5      30.4       5.49         1,526.9      45.1       5.91
    Advances from FHLB                               2,634.5      73.0       5.54         2,068.0      62.0       6.00
    Other borrowings                                    47.6       2.4      10.26            47.5       2.4      10.29
                                                    --------    ------                   --------    ------
      Total interest-bearing liabilities             8,693.0    $238.7       5.49%        8,476.9    $225.0       5.31%
                                                                ------      -----                    ------      -----
    Other liabilities                                  156.3                                164.2
                                                    --------                             --------
                                                     8,849.3                              8,641.1
  Stockholders' equity:                                507.4                                446.5
                                                    --------                             --------
       Total liabilities and
          stockholders' equity                      $9,356.7                             $9,087.6
                                                    ========                             ========
Net interest income                                             $ 89.7                               $ 94.0
                                                                ======                               ======
Interest rate spread<F5>                                                     1.85%                                1.96%
                                                                            =====                                =====
Effective net spread<F6>                                                     2.00%                                2.14%
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

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30,                                 JUNE 30,
                                                       1996 VS. 1995                            1996 VS. 1995
                                              ---------------------------------       -----------------------------------
                                              INCREASE (DECREASE)       TOTAL           INCREASE (DECREASE)      TOTAL
                                                    DUE TO            INCREASE                 DUE TO           INCREASE
  (DOLLARS IN THOUSANDS)                       VOLUME      RATE      (DECREASE)         VOLUME         RATE    (DECREASE)
                                              --------   --------    ----------       ---------     --------   ----------

   Interest income:
    Loans                                    $ 12,816    $ (1,341)   $  11,475        $  23,618     $    927   $  24,545
    Securities available for sale              (8,747)       (587)      (9,334)         (17,404)         194     (17,210)
    Securities held to maturity                  (663)     (1,858)      (2,521)             631        1,311       1,942
    Other earning assets                          136         (52)          84              210          (76)        134
                                             --------    --------    ---------        ---------     ---------  ---------
      Total interest income                  $  3,542    $ (3,838)   $    (296)       $   7,055     $  2,356   $   9,411
                                             --------    --------    ---------        ---------     --------   ---------
   Interest expense:
    Deposits                                 $  1,372    $  1,343    $   2,715        $   1,557     $  7,931   $   9,488
    Securities sold under agreements to
      repurchase                               (7,053)     (1,672)      (8,725)         (12,341)      (2,342)    (14,683)
    Advances from Federal Home Loan Bank        8,560      (3,625)       4,935           16,988       (6,041)     10,947
    Interest rate exchange agreements            (354)      3,520        3,166             (571)       8,556       7,985
                                             --------    ---------   ---------        ---------     --------   ---------
      Total interest expense                 $  2,525    $   (434)   $   2,091        $   5,633     $  8,104   $  13,737
                                             --------    --------    ---------        ---------     --------   ---------
   Change in net interest income             $  1,017    $ (3,404)   $  (2,387)       $   1,422     $ (5,748)  $  (4,326)
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

      Net gain from financial instruments is summarized as follows:

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                          1996          1995      1996        1995
                                        --------      --------   -------    --------
                                                      (IN THOUSANDS)
   Mark to market of financial
     futures contracts                  $    ---      $(27,752)  $   ---    $(61,704)

   Mortgage-backed securities
     available for sale                    4,342         7,567     7,432      11,545
   Options expense                        (3,821)       (2,750)   (6,570)     (5,580)
                                        --------      --------   -------    --------
                                        $    521      $(22,935)  $   862    $ 55,739
                                        ========      ========   =======    ========


Mark to market of financial futures contracts
- ---------------------------------------------

During the three month and six month periods ended June 30, 1995 losses of $27.8 million and $61.7 million, respectively resulted from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. For further discussion see Note 1 - Basis of Presentation to the Notes to
Consolidated Financial Statements.



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