Form 10-Q
period 1996-09-30
ROOSEVELT FINANCIAL GROUP INC
filed 1996-11-13
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (Mark One)
     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1996
                                   --------------------------------------

                                       OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to
                                --------------------    --------------------


                            Commission File #0-17403

                        ROOSEVELT FINANCIAL GROUP, INC.

                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             43-1498200
      ---------------------------------         ------------------------
        (State or other Jurisdiction            (I.R.S. Employer ID No.)
      of incorporation or organization)


              900 ROOSEVELT PARKWAY, CHESTERFIELD, MISSOURI  63017
     ---------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code (314)  532-6200
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

                                    Yes    X     No
                                       ---------   ---------

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at November 7, 1996
      ----------------------              -----------------------------------
           Common Stock                               43,340,137
          Par Value $.01

                                     INDEX



                        ROOSEVELT FINANCIAL GROUP, INC.



                                                                  PAGE
 PART I.    FINANCIAL INFORMATION


 Item 1.    Financial Statements (Unaudited)

            - Consolidated Balance Sheets                           2

            - Consolidated Statements of Operations                 3

            - Consolidated Statements of Stockholders'
              Equity                                                4

            - Consolidated Statements of Cash Flows                 5

            - Notes to Consolidated Financial
              Statements                                            6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations          12



 PART II.   OTHER INFORMATION

 Item 6.    Exhibits and Report on Form 8-K                        26

            Signatures                                             27

            Exhibit Index                                          28

            Exhibit                                                29



ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share data) (Unaudited)

                                                                                           September 30,     December 31,
                                                                                               1996             1995
                                                                                           -------------     ------------
Assets:
Cash and cash equivalents                                                                  $   46,006        $   15,433
Securities available for sale:
     Investment securities                                                                    168,717           159,857
     Mortgage-backed securities                                                               959,980         1,446,604
Securities held to maturity:
     Investment securities                                                                    114,018           119,186
     Mortgage-backed securities                                                             3,195,976         3,430,954
Loans held for sale                                                                           252,387                --
Loans                                                                                       3,962,766         3,577,892
Real estate owned                                                                              14,679            15,433
Office properties and equipment, net                                                           53,008            52,466
Other assets                                                                                  280,025           195,236
                                                                                           ----------        ----------
                                                                                           $9,047,562        $9,013,061
                                                                                           ==========        ==========
Liabilities and Stockholders' Equity:
Deposits                                                                                   $5,062,359        $4,907,497
Securities sold under agreements to repurchase                                                405,344         1,082,814
Advances from Federal Home Loan Bank                                                        2,868,756         2,377,138
Other borrowings                                                                                   --            47,523
Other liabilities                                                                             205,236           101,183
                                                                                           ----------        ----------
          Total Liabilities                                                                 8,541,695         8,516,155
                                                                                           ----------        ----------

Stockholders' equity:
     Preferred stock - $.01 par value; $50 preference value; 6.5% non-cumulative perpetual convertible; aggregate preference value of $65,005 and $65,050 at September 30, 1996 and December 31, 1995, respectively; 3,000,000 shares authorized and 1,300,100 and 1,301,000 issued and outstanding at
        September 30, 1996 and December 31, 1995, respectively                                     13                13
     Common stock - $.01 par value; 90,000,000 shares authorized;
        42,157,516 and 41,991,701 shares issued and outstanding at September 30,
        1996 and December 31, 1995, respectively                                                  422               420
     Paid-in capital                                                                          264,274           262,381
     Retained earnings - subject to certain restrictions                                      242,452           223,606
     Unrealized gain (loss) on securities available for sale, net of taxes                        (89)           12,019
     Unamortized restricted stock awards                                                       (1,205)           (1,533)
                                                                                           ----------        ----------
          Total Stockholders' Equity                                                          505,867           496,906
                                                                                           ----------        ----------
                                                                                           $9,047,562        $9,013,061
                                                                                           ==========        ==========


                           See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)


                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                           1996              1995              1996              1995
                                                        ---------          --------          --------          --------
Interest income:
     Loans                                              $  77,393          $ 63,472          $222,700          $184,234
     Securities available for sale                         23,074            32,669            78,019           104,824
     Securities held to maturity                           59,515            67,487           187,040           193,070
     Other                                                    606               292             1,252               804
                                                        ---------          --------          --------          --------
          Total interest income                           160,588           163,920           489,011           482,932
                                                        ---------          --------          --------          --------
Interest expense:
     Deposits                                              62,514            59,907           184,633           172,538
     Other borrowings                                      49,560            58,054           155,420           167,650
     Interest rate exchange agreements, net                 5,183             2,739            15,957             5,528
                                                        ---------          --------          --------          --------
          Total interest expense                          117,257           120,700           356,010           345,716
                                                        ---------          --------          --------          --------
               Net interest income                         43,331            43,220           133,001           137,216
Provision for losses on loans                                 300               300               900               900
                                                        ---------          --------          --------          --------
               Net interest income after
                provision for losses on loans              43,031            42,920           132,101           136,316
                                                        ---------          --------          --------          --------
Noninterest income (loss):
     Retail banking fees                                    4,422             2,850            11,009             8,078
     Insurance and brokerage sales commissions              2,750             1,792             6,468             5,908
     Loan servicing fees, net                               3,065             1,822             7,798             5,966
     Gain on sale of purchased mortgage servicing rights       --             1,510                --             1,510
     Net gain (loss) from financial instruments             1,781             1,620             2,643           (54,119)
     Unrealized losses on impairment of
      mortgage-backed securities held to maturity              --                --                --           (27,063)
     Other                                                    785               898             3,679             2,436
                                                        ---------          --------          --------          --------
          Total noninterest income (loss)                  12,803            10,492            31,597           (57,284)
                                                        ---------          --------          --------          --------
Noninterest expense:
     Compensation and employee benefits                    11,302             8,676            31,821            25,887
     Occupancy                                              4,767             4,358            13,158            13,015
     Federal insurance premiums                             2,306             2,575             6,912             8,998
     SAIF assessment                                       27,410                --            27,410                --
     Other                                                  7,073             5,266            18,703            16,208
                                                        ---------          --------          --------          --------
          Total noninterest expense                        52,858            20,875            98,004            64,108
                                                        ---------          --------          --------          --------
               Income before income tax expense
                 and extraordinary items                    2,976            32,537            65,694            14,924
Income tax expense                                          1,016            11,040            22,441             3,742
                                                        ---------          --------          --------          --------
               Income before extraordinary items            1,960            21,497            43,253            11,182
Extraordinary items                                        (1,452)               --            (1,452)               --
                                                        ---------          --------          --------          --------
               Net income                               $     508          $ 21,497          $ 41,801          $ 11,182
                                                        =========          ========          ========          ========
               Net income (loss) attributable
                to common stock                         $    (548)         $ 20,440          $ 38,631          $  7,996
                                                        =========          ========          ========          ========

Primary earnings per share:
               Income before extraordinary items        $    0.02          $   0.50          $   0.94          $   0.20
               Extraordinary items                          (0.03)               --             (0.03)               --
                                                        ---------          --------          --------          --------
               Net income (loss)                        $   (0.01)         $   0.50          $   0.91          $   0.20
                                                        =========          ========          ========          ========

Fully-diluted earnings per share:
               Income before extraordinary items        $    0.02          $   0.47          $   0.91          $   0.20
               Extraordinary items                          (0.03)               --             (0.03)               --
                                                        ---------          --------          --------          --------
               Net income (loss)                        $   (0.01)         $   0.47          $   0.88          $   0.20
                                                        =========          ========          ========          ========

Dividends Paid                                          $   0.155          $   0.14          $  0.465          $   0.42
                                                        =========          ========          ========          ========


                            See accompanying notes to consolidated financial statements

                                                  ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

                                          Consolidated Statements of Stockholders' Equity
                                                 (Dollars in thousands) (Unaudited)

                                                                                                         Unreal-
                                                                                                          ized
                                                                                                          gain
                                                                                                        (loss) on   Un-
                                                                                                          secur-   amor-
                                                                                                          ities    tized
                                                                                                        available   Res-     Total
                                Preferred Stock     Common Stock                       Treasury Stock     for     tricted    Stock-
                                ---------------- ----------------- Paid-in   Retained ---------------- sale, net  Stock     holders'
                                 Shares   Amount  Shares    Amount Capital   Earnings  Shares   Amount  of taxes  Awards     Equity
                                --------- ------ ---------  ------ --------  -------- --------- ------ ---------  -------   --------
Balance, December 31, 1994      1,319,000  $13  40,173,527   $402  $255,655  $209,379  (10,000) $ (150) $(23,673) $    --  $441,626
Net income                             --   --          --     --        --    27,098       --      --        --       --    27,098
Purchase of common stock
    for treasury                       --   --          --     --        --        -- (214,500) (3,426)       --       --    (3,426)
Issuance of common stock
    through stock options
    and employee stock plans           --   --     243,763      3     1,531    (1,572) 209,976   3,345        --   (1,621)    1,686
Issuance of common stock
    in the acquisition of
    Kirksville Bancshares, Inc.        --   --   1,521,435     15     5,426    15,475       --      --        --       --    20,916
Exchange of preferred stock for
    common stock                  (18,000)  --      52,976     --      (231)       --   14,524     231        --       --        --
Amortization of restricted
    stock awards                       --   --          --     --        --        --       --      --        --       88        88
Cash dividends declared:
    Common stock                       --   --          --     --        --   (22,531)      --      --        --       --   (22,531)
    Preferred stock                    --   --          --     --        --    (4,243)      --      --        --       --    (4,243)
Unrealized gains on securities
    available for sale, net            --   --          --     --        --        --       --      --    35,692       --    35,692
                                ---------  ---  ----------   ----  --------  -------- --------  ------  --------  -------  --------
Balance, December 31, 1995      1,301,000   13  41,991,701    420   262,381   223,606       --      --    12,019   (1,533)  496,906
Net income                             --   --          --     --        --    41,801       --      --        --       --    41,801
Purchase of common stock for
    treasury                           --   --          --     --        --        --  (57,000)   (923)       --       --      (923)
Issuance of common stock through
    stock options and employee
    stock plans                        --   --     162,440      2     1,893      (205)  57,000     923        --      236     2,849
Exchange of preferred stock
    for common stock                 (900)  --       3,375     --        --        --       --      --        --       --        --
Amortization of restricted
    stock awards                       --   --          --     --        --        --       --      --        --       92        92
Cash dividends declared:
    Common stock                       --   --          --     --        --   (19,580)      --      --        --       --   (19,580)
    Preferred stock                    --   --          --     --        --    (3,170)      --      --        --       --    (3,170)
Unrealized losses on securities
     available for sale, net           --   --          --     --        --        --       --      --   (12,108)      --   (12,108)
                                ---------  ---  ----------   ----  --------  -------- --------  ------  --------  -------  --------
Balance, September 30, 1996     1,300,100  $13  42,157,516   $422  $264,274  $242,452       --  $   --  $    (89) $(1,205) $505,867
                                =========  ===  ==========   ====  ========  ======== ========   ====== ========  =======  ========

                                    See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                             1996              1995
                                                                                          ----------        -----------
Cash flows from operating activities:
     Net income                                                                         $     41,801        $    11,182
     Adjustments to reconcile net income to net cash provided by operating activities:
          Extraordinary loss on early extinguishment of debt                                   1,452                 --
          Accrual of SAIF special assessment                                                  27,410                 --
          Depreciation and amortization                                                        3,390              3,142
          Amortization of discounts and premiums, net                                         27,363              5,344
          Increase in accrued interest receivable                                             (1,277)            (8,515)
          Increase (decrease) in accrued interest payable                                    (11,182)             8,641
          Provision for losses on loans                                                          900                900
          Unrealized losses on impairment of mortgage-backed securities held to maturity          --             27,063
          Other, net                                                                          (1,560)           (33,519)
                                                                                        ------------        -----------

               Net cash provided by operating activities                                      88,297             14,238
                                                                                        ------------        -----------

Cash flows from investing activities:
     Principal payments and maturities of securities available for sale                      139,243             87,176
     Principal payments and maturities of securities held to maturity                        803,143            554,735
     Principal payments on loans                                                             658,410            444,746
     Proceeds from sales of securities available for sale                                    879,425            806,101
     Purchase of securities available for sale                                              (561,610)          (736,643)
     Purchase of securities held to maturity                                                (573,971)        (1,145,331)
     Purchase of loans                                                                      (287,264)          (302,088)
     Originations of loans                                                                (1,022,183)          (376,952)
     Net proceeds from sales of real estate                                                    7,415              7,095
     Purchase of mortgage servicing rights                                                   (36,069)                --
     Purchase of office properties and equipment                                              (3,985)            (2,250)
                                                                                        ------------        -----------

               Net cash provided by (used in) investing activities                             2,554           (663,411)
                                                                                        ------------        -----------

Cash flows from financing activities:
     Proceeds from FHLB advances                                                          14,575,500         12,330,000
     Principal payments on FHLB advances                                                 (14,084,000)       (11,721,000)
     Redemption of subordinated notes                                                        (28,750)                --
     Defeasance of mortgage-backed bonds                                                     (21,048)                --
     Proceeds received from termination of interest rate exchange agreements                  16,029                 --
     Fees paid for interest rate cap agreements                                              (49,290)                --
     Excess of deposit receipts over withdrawals (withdrawals over receipts)                 154,502           (127,159)
     (Decrease) increase in securities sold under agreements to repurchase, net             (677,470)           160,648
     Proceeds from exercise of stock options                                                   1,814                547
     Purchase of treasury stock                                                                 (923)            (3,426)
     Cash dividends paid                                                                     (22,750)           (20,075)
     Net increase in advances from borrowers for taxes and insurance                          76,108             52,437
                                                                                        ------------        -----------
               Net cash provided by (used in) financing activities                           (60,278)           671,972
                                                                                        ------------        -----------
Net increase in cash and cash equivalents                                                     30,573             22,799
Cash and cash equivalents at beginning of period                                              15,433             21,901
                                                                                        ------------        -----------
Cash and cash equivalents at end of period                                              $     46,006        $    44,700
                                                                                        ============        ===========

Supplemental disclosures of cash flow information:
    Payments during the period for:
          Interest                                                                      $    367,192        $   337,075
          Income taxes                                                                        28,698             33,475
Noncash investing and financing activities:
     Desecuritization resulting in transfer of mortgage-backed securities held to
          maturity to loans receivable held to maturity and real estate owned                     --             33,603
     Redesignation of interest rate exchange and cap agreements to securities
          available for sale                                                                   3,235                 --



                                    See accompanying notes to consolidated financial statements

                        ROOSEVELT FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly-owned subsidiaries,
Roosevelt Bank (the Bank) and F & H Realty (Realty) and the Bank's wholly-owned subsidiaries as of September 30, 1996 and December 31, 1995 and for the three month and nine month periods ended September 30, 1996 and 1995.

      In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 1996 and December 31, 1995 and the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995.

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

      During August 1996, the Staff of the Securities and Exchange Commission (Staff) performed a regular review of the Company's 1995 Form 10-K in conjunction with Registration Statements on Form S-4 filed by the Company related to the three pending acquisitions.

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

      Accordingly, at the Staff's request, the Company has restated its 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported net income for the three month period ended September 30, 1995 by $747,000 and decreasing previously reported net income for the nine month period ended September 30, 1995 by $36.3 million. This restatement is one of the timing of recognition of gains and losses in the Statement of Operations and has no impact on total stockholders' equity at any date since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholder's equity at each reporting period.

      Subsequent to December 31, 1995, the Company terminated all of its financial futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of short-term borrowings.

NOTE 2 - ACQUISITIONS

       On April 16, 1996, the Company announced the execution of a definitive agreement to acquire Community Charter Corporation (CCC), a commercial bank holding company, in a stock-for-stock transaction. CCC is the parent company of Missouri State Bank and Trust Company (MSB), which serves the St. Louis metropolitan area. The Company does not plan to merge MSB into its existing wholly-owned subsidiary, Roosevelt Bank. Instead, the Company will own MSB as a separate legal entity, which will continue to be regulated by the Missouri Division of Finance. In the transaction each holder of the common stock of CCC will receive 1.6 shares of the Company common stock for each share of CCC. The transaction was approved by the stockholders of CCC at a
shareholders meeting on October 23, 1996.   It is anticipated that the
transaction will close in the later part of the fourth quarter of 1996. It is not known at this time as to whether the transaction will be accounted for under the pooling of interests method or purchase method of accounting. In order to apply pooling of interests accounting to this transaction, the Company would be required to rescind its existing stock repurchase plan described in Note 7 prior to consummation of the transaction. CCC's consolidated total assets were approximately $67.6 million at September 30, 1996.

      On October 25, 1996, the Company completed the merger of Mutual Bancompany, Inc. (Mutual), with assets totaling approximately $48.8 million.
In addition, as of such date, Mutual Savings Bank, a wholly-owned subsidiary of Mutual, merged with and into Roosevelt Bank. Pursuant to the Merger Agreement, each holder of the common stock of Mutual, par value of $.01 per share, received
1.3235 shares of the common stock of the Company, par value $.01 per share.
The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting.

      On October 31, 1996, the Company completed the merger of Sentinel Financial Corporation (Sentinel), with assets totaling approximately $143.8 million. In addition, as of such date, Sentinel Federal Savings and Loans Association, a wholly-owned subsidiary of Sentinel, merged with and into Roosevelt Bank. Pursuant to the Merger Agreement, each holder of the common stock of Sentinel, par value of $.01 per share, received 1.4231 shares of the common stock of the Company, par value $.01 per share. The transaction was structured to qualify as a tax free reorganization and was accounted for under the purchase method of accounting.

NOTE 3 -SECURITIES AVAILABLE FOR SALE

      The amortized cost and market value of securities available for sale at September 30, 1996 are summarized as follows:

                                                                        GROSS           GROSS
                                                  AMORTIZED          UNREALIZED       UNREALIZED         MARKET
                                                     COST               GAINS           LOSSES           VALUE
                                                  ---------          ----------       ----------       ----------
                                                                           (in thousands)
Investment Securities:
  U.S. Government and agency obligations          $    1,235           $   278         $     --        $    1,513
  Corporate securities                                12,924             1,245             (253)           13,916
                                                  ----------           -------         --------        ----------
                                                      14,159             1,523             (253)           15,429
  FHLB stock                                         153,288                --               --           153,288
                                                  ----------           -------         --------        ----------
                                                     167,447             1,523             (253)          168,717
                                                  ----------           -------         --------        ----------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                            446,363             5,149             (393)          451,119
     FNMA                                            203,944               649             (322)          204,271
     FHLMC                                           226,496               355             (663)          226,188
  Other                                               51,453             2,437           (1,911)           51,979
  Derivative financial instruments:
     Interest rate cap agreements                     29,468             2,226           (8,275)           23,419
     Interest rate floor agreements                    2,973             1,873           (1,842)            3,004
                                                  ----------           -------         --------        ----------
                                                     960,697            12,689          (13,406)          959,980
                                                  ----------           -------         --------        ----------
                                                  $1,128,144           $14,212         $(13,659)       $1,128,697
                                                  ==========           =======         ========        ==========


Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1996        1995
                                                    --------     -------
Gross realized gains                                $ 31,557     $16,158
Gross realized losses                                (15,579)       (378)
                                                    --------     -------
                                                    $ 15,978     $15,780
                                                    ========     =======

NOTE 4 - SECURITIES HELD TO MATURITY

  The amortized cost and market value of securities held to maturity at September 30, 1996 are summarized as follows:


                                                                        GROSS           GROSS
                                                  AMORTIZED          UNREALIZED       UNREALIZED          MARKET
                                                     COST               GAINS           LOSSES            VALUE
                                                  ---------          ----------       ----------        ----------
                                                                           (in thousands)
Investment Securities:
  U.S. Government and agency obligations          $  110,331           $   687         $     --         $  111,018
  Corporate securities                                 3,687                11               --              3,698
                                                  ----------           -------         --------         ----------
                                                     114,018               698               --            114,716
                                                  ----------           -------         --------         ----------
Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                             10,975               112             (172)            10,915
     FNMA                                             69,243             1,107             (315)            70,035
     FHLMC                                            75,318             1,755             (706)            76,367
  Private pass-throughs                            2,581,821            17,526          (21,095)         2,578,252
  Collateralized mortgage obligations                458,619             3,345           (4,560)           457,404
                                                  ----------           -------         --------         ----------
                                                   3,195,976            23,845          (26,848)         3,192,973
                                                  ----------           -------         --------         ----------
                                                  $3,309,994           $24,543         $(26,848)        $3,307,689
                                                  ==========           =======         ========         ==========

NOTE 5 - LOANS HELD FOR SALE

      Residential loans held for sale were $252.4 million at September 30, 1996. Such loans are carried at the lower of cost or market determined on an aggregate basis. Gains and losses are recorded in noninterest income as a component of net gain (loss) on financial instruments.

NOTE 6 - COMMON STOCK DIVIDENDS AND PREFERRED STOCK DIVIDENDS

      On October 24, 1996, the Board of Directors declared the Company's thirty-fifth common stock cash dividend in the amount of 15.5 cents per share payable November 29, 1996 to stockholders of record on November 15, 1996.
On September 26, 1996, the Board of Directors declared the regular quarterly cash dividend on the Company's Series A and Series F 6.5% non-cumulative perpetual convertible preferred stock in the amount of 81.25 cents per share payable November 15, 1996 to stockholders of record on November 5, 1996.

NOTE 7 - STOCK REPURCHASE PROGRAM

      On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock or common equivalents, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund the Company's benefit programs or for other corporate purposes. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through September 30, 1996, 281,500 shares of common stock of the Company have been repurchased at market prices pursuant to the stock repurchase program.

NOTE 8 - IMPAIRMENT OF MORTGAGE-BACKED SECURITIES HELD TO MATURITY

      At March 31, 1995, certain private issuer mortgage-backed securities held by the Company were determined to be other than temporarily impaired, as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As a result, the Company recorded a $27.1 million pre-tax write-down ($17.8 million after tax or $0.40 per share) for the three months ended March 31, 1995, to reflect the impairment of such securities. The amount of the write-down was based on discounted cash flow analyses performed by management (based upon assumptions regarding delinquency levels, foreclosure rates and loss ratios on REO disposition in the underlying portfolio). Discounted cash flow analyses were utilized to estimate fair value due to the absence of a ready market for the securities. Each of the securities deemed to be impaired were rated CCC by Standard & Poors and Ba1, Ba2 or Ba3 by Moodys at March 31, 1995. Refer to the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the affected mortgage-backed securities and related write-down.

NOTE 9 - EARNINGS PER SHARE

      Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding, for the three month periods ended September 30, 1996 and 1995 were 42,387,024 and 40,645,389, respectively.
Average common and common stock equivalents outstanding, for the nine month periods ended September 30, 1996 and 1995 were 42,402,662 and 40,596,697, respectively.

      Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended September 30, 1996 and 1995 were 42,387,715 and 45,552,569, respectively. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the nine month periods ended September 30, 1996 and 1995 were 47,289,616 and 45,503,357, respectively.

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

      During June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

      SFAS 125 extends the "available-for-sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.
Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The adoption of SFAS 125 is not expected to have a material impact on the Company's financial statements.

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

      During May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122).
SFAS 122 requires that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights to capitalize the cost of the rights to service such loans. As the Company generally has not retained servicing on any loans that have been originated and subsequently sold, the aforementioned provision of SFAS 122 does not have any significant impact on the Company's financial statements. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 should be applied prospectively for fiscal years beginning after December 15, 1995. The Company's adoption of SFAS 122, effective January 1, 1996, did not have a significant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Net Income
----------

    The Company recorded net income totaling $508,000 in the three month period ended September 30, 1996 as compared to $21.5 million for the three month period ended September 30, 1995. After giving consideration to the dividend on the Company's preferred stock, this resulted in a fully diluted per share net income (loss) of ($0.01) and $0.47, respectively. Net income in the three month period ended September 30, 1996 was adversely impacted by a $27.4 million pre-tax charge imposed by the Federal Deposit Insurance Corporation (FDIC) in order to recapitalize the Savings Association Insurance Fund and by a $1.5 million after-tax charge related to the early extinguishment of the Company's long-term debt. Beginning on January 1, 1997, the Company's deposit insurance premiums will decline from its current 23 basis points to approximately 6.4 basis points. Without these charges, net income and fully diluted earnings per share would have been $19.7 million and $0.42, respectively as compared to $21.5 million and $0.47 for the three month period ended September 30, 1995.

    The Company recorded net income and fully diluted earnings per share of $41.8 million and $0.88 for the nine month period ended September 30, 1996 as compared to $11.2 million and $0.20 for the same period in 1995. Net income for the nine month period ended September 30, 1996 was adversely impacted by the $27.4 million pre-tax charge imposed by the FDIC and by the $1.5 million after-tax charge related to early extinguishments of the Company's long-term debt. Without these charges, net income and fully diluted earnings per share for the nine months ended September 30, 1996 would have been $61.1 million and $1.29, respectively. Net income for the nine month period ended September 30, 1995 was adversely impacted by the recognition of $57.5 million pre-tax losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk in the available for sale portfolio and by a $27.1 million pre-tax charge for unrealized losses on impairment of certain mortgage-backed securities. Excluding these charges, net income and fully diluted earnings per share would have been $74.5 million and $1.64, respectively. For a discussion of issues relating to financial futures positions see Note 1 - Basis of Presentation to the Notes to Consolidated Financial Statements. For a discussion of the issues relating to the unrealized losses see "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity".

Interest Income
---------------

    Interest income decreased $3.3 million to $160.6 million for the three month period ended September 30, 1996 as compared to $163.9 million for the three month period ended September 30, 1995. Interest income on loans increased $13.9 million primarily as a result of an increase in the average balance of loans from $3.4 billion for the three months ended September 30, 1995 to $4.1 billion for the three months ended September 30, 1996 which was partially offset by a decline in the average yield on such loans from 7.57% for the three months ended September 30, 1995 to 7.48% for the three months
ended September 30, 1996.   The increase in the average balance of loans is
primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as
well as strong demand for such loans in the Company's retail markets.   The
slight decrease in the average yield of the Company's loan portfolio resulted from continuing prepayments of higher yielding loans with such loans being replaced with loans carrying low introductory rates, which until they adjust provide a relatively low spread to the marginal cost of funds. Interest income on securities available for sale decreased $9.6 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $406.7 million when comparing the 1996 period to the 1995 period. The decrease of the Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity decreased $8.0 million when comparing the three month period ended September 30, 1996 to the same 1995 period primarily due to a decrease in the average balance of such securities outstanding by approximately $443.1 million when comparing the two periods.

      Interest income increased $6.1 million to $489.0 million for the nine month period ended September 30, 1996 as compared to $482.9 million for the nine month period ended September 30, 1995. Interest income on loans increased $38.5 million primarily as a result of an increase in the average balances of loans from $3.2 billion for the nine months ended September 30, 1995 to $3.9 billion for the nine months ended September 30, 1996. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. Interest income on securities available for sale decreased $26.8 million primarily as a result of a decrease in the average balance of such securities outstanding by approximately $454.0 million when comparing the nine month period ended September 30, 1996 to the same period in 1995. The decrease of the Company's available for sale portfolio to partially fund the above mentioned loan growth is consistent with the Company's retail strategy. Interest income from securities held to maturity decreased $6.0 million when comparing the nine month period ended September 30, 1996 to the same period in 1995. Such decrease was due primarily to a $136.6 million decrease in the average balance of such securities outstanding offset partially by an increase in the yields realized from 7.00% to 7.04%.

Interest Expense
----------------

      Interest expense decreased $3.4 million to $117.3 million for the three month period ended September 30, 1996 as compared to $120.7 million for the same period in 1995. Interest expense on deposits increased $2.6 million when comparing the three month period ended September 30, 1996 to the same
1995 period. Such increase primarily resulted from an increase in the average balance of deposits from $4.8 billion for the three months ended September 30, 1995 to $5.0 billion for the three months ended September 30, 1996 which was partially offset by a decrease in the average rates paid on those deposits for the same time periods from 5.04% to 4.98%. The increase in the average balance of deposits is consistent with and results from the Company's retail strategy, while the decrease in the average rates paid on such deposits is reflective of the prevailing market rates determined by competitive factors in the Company's market areas. Retail deposits are an attractively priced source of funds compared to non-retail alternatives and competition for such deposits in the Company's market areas is intense. Interest expense on other borrowings, which is comprised of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, subordinated debentures, and mortgage-backed bonds decreased $8.5 million when comparing the three month period ended September 30, 1996 to the same period in 1995. This decrease resulted from a $297.8 million decrease in average borrowings and a decrease in the average rates paid (excluding the effect of interest rate exchange agreements) from 6.04% to 5.59% during the period. The decrease in the average balance outstanding during the period is consistent with the Bank's strategy of growing retail deposits and results in part from the early retirement of $28.8 million of subordinated debentures and the defeasance of $19.8 million of mortgage-backed bonds during the three month period ended September 30, 1996. The decrease in the average rates paid on the Company's other short-term borrowings is primarily attributable to the Federal Reserve
Board's reduction of short-term interest rates in December 1995 and January 1996. Interest expense on interest rate exchange agreements increased $2.4 million for the 1996 period when compared to the 1995 period. Approximately $1.1 million of such increase was the result of decreased amortization in the current period of deferred gains on terminated interest rate exchange agreements. Such deferred gains which were being amortized in the three month period ended September 30, 1995, thus reducing interest expense, were fully amortized prior to the current three month period, thereby causing interest expense on a comparative quarter over quarter basis to increase. The remaining $1.3 million increase in interest rate exchange agreement expense for 1996 when compared to 1995 is due primarily to a decrease in the variable rates received on such agreements resulting principally from the Federal Reserve Board's decision to reduce short-term interest rates in December 1995 and January 1996.

      Interest expense increased $10.3 million to $356.0 million for the nine month period ended September 30, 1996 as compared to $345.7 million for the same period in 1995. Interest expense on deposits increased $12.1 million when comparing the nine month period ended September 30, 1996 to the same
1995 period. Such increase was primarily the result of an increase in the average rates paid on deposits from 4.79% for the nine months ended September 30, 1995 to 4.98% for the nine months ended September 30, 1996 and to a lesser extent an increase in the average balances of such deposits for the same time periods from $4.8 billion to $4.9 billion. Despite the Federal Reserve Board's reduction in short term interest rates in December of 1995 and again in January 1996, competition for retail deposits in the Bank's market areas required the payment of higher rates to retain maturing deposits and attract new depositors, primarily during the first six months of the nine month period ended September 30, 1996 as compared to the same period of 1995. Interest expense on other borrowings decreased $12.2 million when comparing the nine month period ended September 30, 1996 to the same period in 1995.
Such decrease resulted from a decrease in the average rates paid (excluding the effect of interest rate exchange agreements) on such borrowings from 6.03% to 5.59%, partially offset by a slight increase in the average balances of these borrowings of $204,000 during the period. The decrease in the average rates paid on the Company's other short-term borrowings is primarily attributable to the Federal Reserve Board's reduction of short-term interest rates in December 1995 and January 1996. Interest expense on interest rate exchange agreements increased $10.4 million for the 1996 period when compared to the 1995 period. Approximately $4.2 million of such increase was a result of decreased amortization of deferred gains in the current period on terminated interest rate exchange agreements. Such deferred gains which were being amortized in the nine month period ended September 30, 1995, thus reducing interest expense, were fully amortized prior to the current nine month period, thereby causing interest expense on a comparative nine month period to increase. The remaining $6.2 million increase in interest rate exchange agreement expense for 1996 when compared to 1995 is due primarily to a decrease in the variable rates received on such agreements resulting principally from the Federal Reserve Board's reduction in short-term interest rates in December 1995 and January 1996.

Average Balances, Interest Rates and Yields
-------------------------------------------

      The following table presents at the date and for the periods indicated the Company's average interest-earning assets, average interest-bearing liabilities, interest income and expense and average rates earned and paid. Average rates earned and paid are derived by dividing income or expense by the average balance of assets and liabilities, respectively.

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------------------
                                                              1996                                          1995
                                           -------------------------------------------     -------------------------------------
                                                            INTEREST           AVERAGE                     INTEREST      AVERAGE
                                           AVERAGE          INCOME/             RATE       AVERAGE         INCOME/        RATE
                                           BALANCE          EXPENSE              %         BALANCE         EXPENSE         %
                                           -------          --------           -------     -------         --------      -------
                                                                           (DOLLARS IN MILLIONS)
Assets:
    Cash equivalents                       $   47.3          $  0.6             5.13%      $   20.9         $  0.3        5.58%
    Securities available for sale<F1>       1,306.6            23.1             7.06        1,713.3           32.6        7.51
    Securities held to maturity             3,380.6            59.5             7.04        3,823.7           67.5        7.06
    Loans<F2><F3>                           4,138.6            77.4             7.48        3,352.2           63.5        7.57
                                           --------          ------                        --------         ------
         Total interest-earning assets      8,873.1          $160.6             7.24%       8,910.1         $163.9        7.36%
                                                             ------            -----                        ------       -----
    Other assets                              418.0                                           347.7
                                           --------                                        --------
                                           $9,291.1                                        $9,257.8
                                           ========                                        ========
  Liabilities
    Deposits:
      NOW and money market accounts        $1,042.2          $  8.0             3.07%      $  817.4         $  5.7        2.81%
      Passbook savings deposits               296.9             1.7             2.33          337.4            2.0        2.33
      Time deposits                         3,677.5            52.8             5.74        3,596.4           52.2        5.80
                                           --------          ------                        --------         ------
                                            5,016.6            62.5             4.98        4,751.2           59.9        5.04

    Borrowings:
      Securities sold under agreement to
        repurchase<F4>                        881.0            14.7             6.67        1,360.7           21.7        6.38
      Advances from FHLB<F4>                2,644.8            39.5             5.97        2,438.9           37.9        6.22
      Other borrowings                         23.5             0.6            10.25           47.5            1.2       10.27
                                           --------          ------                        --------         ------
         Total interest-bearing
           liabilities                      8,565.9          $117.3             5.48%       8,598.3         $120.7        5.62%
                                                             ------            -----                        ------       -----
      Other liabilities                       205.7                                           203.5
                                           --------                                        --------
                                            8,771.6                                         8,801.8
  Stockholders' equity:                       519.5                                           456.0
                                           --------                                        --------
         Total liabilities and
           stockholders' equity            $9,291.1                                        $9,257.8
                                           ========                                        ========
Net interest income                                          $ 43.3                                         $ 43.2
                                                             ======                                         ======
Interest rate spread<F5>                                                        1.76%                                     1.74%
                                                                               =====                                     =====
Effective net spread<F6>                                                        1.95%                                     1.94%
                                                                               =====                                     =====


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------------------
                                                              1996                                          1995
                                           -------------------------------------------     -------------------------------------
                                                            INTEREST           AVERAGE                     INTEREST      AVERAGE
                                           AVERAGE          INCOME/             RATE       AVERAGE         INCOME/        RATE
                                           BALANCE          EXPENSE              %         BALANCE         EXPENSE         %
                                           -------          --------           -------     -------         --------      -------
                                                                           (DOLLARS IN MILLIONS)
Assets:
    Cash equivalents                       $   32.7          $  1.3             5.10%      $   19.0         $  0.8        5.63%
    Securities available for sale<F1>       1,431.3            78.0             7.27        1,885.3          104.8        7.39
    Securities held to maturity             3,542.3           187.0             7.04        3,678.9          193.1        7.00
    Loans<F2><F3>                           3,918.8           222.7             7.58        3,241.3          184.2        7.58
                                           --------          ------                        --------         ------
         Total interest-earning assets      8,925.1          $489.0             7.31%       8,824.5         $482.9        7.30%
                                                             ------            -----                        ------       -----
    Other assets                              409.7                                           319.8
                                           --------                                        --------
                                           $9,334.8                                        $9,144.3
                                           ========                                        ========
  Liabilities
    Deposits:
      NOW and money market accounts        $  977.1          $ 21.9             2.99%      $  831.5         $ 16.5        2.64%
      Passbook savings deposits               309.1             5.3             2.30          357.8            6.1        2.29
      Time deposits                         3,653.6           157.4             5.74        3,617.4          149.9        5.53
                                           --------          ------                        --------         ------
                                            4,939.8           184.6             4.98        4,806.7          172.5        4.79

    Borrowings:
      Securities sold under agreement to
        repurchase<F4>                      1,033.3            50.6             6.53%       1,471.5           68.7        6.22
      Advances from FHLB<F4>                2,637.9           117.8             5.95        2,191.7          100.9        6.14
      Other borrowings                         39.5             3.0            10.26           47.5            3.6       10.28
                                           --------          ------                        --------         ------
         Total interest-bearing
           liabilities                      8,650.5          $356.0             5.49%       8,517.4         $345.7        5.41%
                                                             ------            -----                        ------       -----
      Other liabilities                       172.8                                           177.3
                                           --------                                        --------
                                            8,823.3                                         8,694.7
  Stockholders' equity:                       511.5                                           449.6
                                           --------                                        --------
         Total liabilities and
           stockholders' equity            $9,334.8                                        $9,144.3
                                           ========                                        ========

Net interest income                                          $133.0                                         $137.2
                                                             ======                                         ======
Interest rate spread<F5>                                                        1.82%                                     1.89%
                                                                               =====                                     =====
Effective net spread<F6>                                                        1.99%                                     2.07%
                                                                               =====                                     =====

--------------------
<F1>  The securities available for sale are included in the following table at historical cost with the corresponding average rate calculated upon historical balances.

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

      At September 30, 1996, the weighted average yield on interest-earning assets was 7.33% and the weighted average cost on interest-bearing liabilities was 5.43%.

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

                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                SEPTEMBER 30,
                                                            1996 VS. 1995                                1996 VS. 1995
                                                -------------------------------------          ------------------------------------
                                                  INCREASE (DECREASE)        TOTAL               INCREASE (DECREASE)       TOTAL
                                                        DUE TO              INCREASE                   DUE TO             INCREASE
(DOLLARS IN THOUSANDS)                          VOLUME         RATE        (DECREASE)          VOLUME          RATE      (DECREASE)
                                                ------         ----        ----------          ------          ----      ----------
   Interest income:

      Securities available for sale             $(8,546)      $(1,049)       $(9,595)         $(27,312)       $   507     $(26,805)
      Securities held to maturity                (7,821)         (151)        (7,972)           (7,137)         1,107       (6,030)
      Loans                                      14,889          (968)        13,921            38,511            (45)      38,466
      Other earning assets                          368           (54)           314               580           (132)         448
                                                -------       -------        -------          --------        -------     --------
         Total interest income                  $(1,110)      $(2,222)       $(3,332)         $  4,642        $ 1,437     $  6,079
                                                -------       -------        -------          --------        -------     --------
   Interest expense:
      Deposits                                  $ 3,345       $  (738)       $ 2,607          $  4,775        $ 7,320     $ 12,095
      Securities sold under agreements to
         repurchase                              (7,152)       (1,014)        (8,166)          (19,485)        (3,364)     (22,849)
      Advances from Federal Home Loan Bank        3,085        (2,796)           289            20,069         (8,833)      11,236
      Other borrowings                             (617)           --           (617)             (617)            --         (617)
      Interest rate exchange agreements            (523)        2,967          2,444               (94)        10,523       10,429
                                                -------       -------        -------          --------        -------     --------
         Total interest expense                 $(1,862)      $(1,581)       $(3,443)         $  4,648        $ 5,646     $ 10,294
                                                -------       -------        -------          --------        -------     --------
   Change in net interest income                $   752       $  (641)       $   111          $     (6)       $(4,209)    $ (4,215)
                                                =======       =======        =======          ========        =======     ========

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

   Based on the above mentioned analysis, the provision for losses on loans recorded for the three and nine month periods ended September 30, 1996 remained unchanged from the same periods in 1995 in the amounts of $300,000 and $900,000, respectively.

Noninterest Income (Loss)
-------------------------

Retail Banking Fees

   Retail banking fees increased $1.6 million to $4.4 million for the three month period ended September 30, 1996 compared to $2.9 million for the three month period ended September 30, 1995. Retail banking fees increased $2.9 million to $11.0 million for the nine month period ended September 30, 1996 compared to $8.1 million for the nine month period ended September 30, 1995. The increases resulted from increased levels of transaction account activities, primarily ATM fees, returned check fees, telephone banking fees and the Company's recently introduced credit card and debit card programs.

Insurance and Brokerage Sales Commissions

   Insurance and brokerage sales commissions increased to $2.8 million for the three month period ended September 30, 1996 when compared to $1.8 million for
the three month period ended September 30, 1995.   Insurance and brokerage
sales commissions increased to $6.5 million for the nine month period ended September 30, 1996 when compared to $5.9 million for the nine month period ended September 30, 1995. The quarter to quarter increase resulted from increased sales primarily of mutual funds and to a lesser extent annuities and insurance products. While overall investment product sales volumes increased on a year over year basis, the change in mix, driven by market conditions, was to mutual funds, which generally pay lower sales commissions.

Loan Servicing Fees, Net

   Loan servicing fees, net, increased to $3.1 million for the three month period ended September 30, 1996 compared to $1.8 million for the three month period ended September 30, 1995. Loan servicing fees, net increased to $7.8 million for the nine month period ended September 30, 1996 compared to $6.0 million for the nine month period ended September 30, 1995. Such increases were primarily the result of the acquisition of approximately $2.2 billion of GNMA mortgage servicing rights during the second quarter of 1996. This purchase increased the total size of Roosevelt's servicing portfolio by greater than 40% to approximately $7.5 billion, or approximately 110,000 loans.



Gain on Sale of Purchased Mortgage Servicing Rights

    During the three month period ended September 30, 1995, the Company sold the servicing rights on certain pools of loans (approximately $471.0 million in related unpaid principal balances ) serviced for third party investors under loan servicing agreements. The Company recorded a gain of $1.5 million on the sale of such servicing rights whose unamortized value was approximately $3.1 million at the date of the sale.


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

      Net gain (loss) from financial instruments is summarized as follows:


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                          1996           1995           1996           1995
                                        --------       --------       --------       --------
                                                              (IN THOUSANDS)
   Mark to market of financial
     futures contracts                   $    --        $   135       $     --       $(61,569)
   Loans held for sale                    (2,401)            --         (2,401)            --
   Mortgage-backed securities
     available for sale                    8,546          4,235         15,978         15,780
   Options expense                        (4,364)        (2,750)       (10,934)        (8,330)
                                         -------        -------       --------       --------
                                         $ 1,781        $ 1,620       $  2,643       $(54,119)
                                         =======        =======       ========       ========

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

    In addition to the Guardian Securities discussed above, the Company has an investment of approximately $4.6 million at September 30, 1996 after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 ("Lehman 91-4"), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at March 31, 1995.

    Management believes that these write-downs are adequate based upon its evaluation.

As reflected in the following table, the Company's remaining investment at September 30, 1996 in the Guardian Securities is approximately $58.2 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                      (in millions)
        Investment in Guardian Securities, March 31, 1995                 $118.9

        Purchase of remaining senior position of Pool 1990-9                  .6
        Net principal payments received                                    (27.7)
        Desecuritization of Guardian Pool 1990-9
          (see discussion on following page)                               (33.6)
                                                                          ------

        Investment in Guardian Securities, September 30, 1996             $ 58.2
                                                                          ======

Subsequent to March 31, 1995, the date of the impairment charge and through September 30, 1996 the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

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

    * The remaining two pools Guardian 89-11, and 90-8, determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continue to perform according to their contractual terms and are protected by remaining subordination of 9.37% and 2.80%, respectively, of the remaining unpaid principal balances of the pools. Such remaining subordination percentages compare to original subordination percentages of 8.50% and 14.00%, respectively.

    * The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 8.81% and 19.42%, respectively. These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

    * $27.7 million in net principal payments have been received since March 31, 1995.

Accordingly, at September 30, 1996, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information at September 30, 1996 relating to the Company's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.

                                       POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
                                                         September 30, 1996
                                                       (dollars in thousands)
                                                Subordination As a           Regarding Roosevelt's Interests
                           Rating             Percent of Pool Balance      ------------------------------------   Percent of Pools
Pool     Issue    -------------------------   -----------------------      Original Par   Remaining  Remaining  Current or Less Than
Number    Date    Agency  At Issue  Current     At Issue    Current          At Issue        Par     Investment  90 Days Delinquent
------    ----    ------  --------  -------     --------    -------          --------        ---     ----------  ------------------
GUARDIAN POOLS
--------------

89-11  11/30/89   S & P      AA       CC          8.50%      9.37%           $ 33,750      $ 7,349      $ 5,390            72%
                  Moody     Aa2       B1

90-1   1/30/90    S & P      AA       D           8.50%        --               3,000          638          483            80%
                  Moody     Aa2      Caa

90-2   2/27/90    S & P      AA       D           8.50%        --              27,500        5,733        4,070            76%
                  Moody     Aa2      Caa

90-4   4/30/90    S & P      AA       D           8.75%        --              46,428       11,023        8,514            75%
                  Moody     Aa2      Caa

90-5   5/31/90    S & P      AA       D           8.75%        --              45,000       12,630       10,283            74%
                  Moody     Aa2      Caa

90-7   7/25/90    S & P      AA       D           8.75%        --              68,025       17,131       12,986            77%
                  Moody     Aa2      Caa

90-8   9/21/90    S & P     AAA       C          14.00%      2.80%             15,000        4,149        2,978            72%
                  Moody     Aaa       B3                                     ----------------------------------

Total Guardian                                                               $238,703      $58,653      $44,704
                                                                             ==================================
LEHMAN POOL
-----------

91-4   7/30/91    S & P      AA       D          23.00%        --            $ 14,000      $ 8,839      $ 4,629            81%
                  Moody     Aa3      Caa                                     ==================================

                        GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT ENHANCEMENT
                                                         September 30, 1996
                                                       (dollars in thousands)
                                                Subordination As a           Regarding Roosevelt's Interests
                           Rating             Percent of Pool Balance      ------------------------------------   Percent of Pools
Pool     Issue    -------------------------   -----------------------      Original Par   Remaining  Remaining  Current or Less Than
Number    Date    Agency  At Issue  Current     At Issue    Current          At Issue        Par     Investment  90 Days Delinquent
------    ----    ------  --------  -------     --------    -------          --------        ---     ----------  ------------------
89-10  10/27/89   S & P      AA      CCC          8.50%      8.81%           $  9,000      $ 1,491      $ 1,507            79%
                  Moody     Aa2       B3

91-2   3/28/91    S & P      AA       BB         17.00%     19.42%             39,831       11,975      $11,975            72%
                  Moody     Aaa      Baa3                                    --------      -------      -------
Totals                                                                       $ 48,831      $13,466      $13,482
                                                                             ==================================


Noninterest Expense
-------------------

General and Administrative Expense

      General administrative expense in the three- and nine-month periods ended September 30, 1996 was adversely impacted by a $27.4 million pre-tax charge associated with recapitalizing the Savings Association Insurance Fund. For a further discussion of this one-time charge see the section entitled "Results of Operations, Net Income". Without this charge, general and administrative expense would have been $25.4 million and $70.6 million for the three and nine month periods ended September 30, 1996, respectively as compared to $20.9 million and $64.1 million for the three and nine month periods ended September 30, 1995, respectively. The following discussion is based upon a comparison of the 1996 and 1995 periods without the special assessment.

      General and administrative expense increased $4.5 million to $25.4 million for the three month period ended September 30, 1996 as compared to $20.9 million for the three month period ended September 30, 1995. Such increase was due primarily to a $2.6 million increase in compensation and employee benefits and a $1.9 million increase in other noninterest expense which was partially offset by a $269,000 decrease in federal insurance premiums. The increases in compensation and employee benefits and other noninterest expense is primarily attributable to increased costs associated with the mobilization of the Bank's retail efforts. The decrease in Federal insurance premiums resulted from reductions in the rates charged by the Federal Deposit Insurance Corporation on the Company's deposits insured by both the Bank Insurance Fund and the Savings Association Insurance Fund. The legislation enacted to recapitalize the Savings Association Insurance Fund also provided for a further reduction in premiums charged for deposits insured by the Savings Association Insurance Fund beginning in January, 1997. As a result, the Company expects to realize further declines in the cost of Federal deposit insurance premiums thereafter.

      General and administrative expense increased $6.5 million to $70.6 million for the nine month period ended September 30, 1996 as compared to $64.1 million for the nine month period ended September 30, 1995. Such increase was due primarily to a $5.9 million increase in compensation and employee benefits and a $2.5 million increase in other noninterest expense which was partially offset by a $2.1 million decrease in federal deposit insurance premiums. The explanations of the fluctuations are the same as those described above for the three month periods.

FINANCIAL CONDITION

      Consistent with its desire to accelerate the benefit to shareholders from the retail transition, the Company took additional steps in the quarter ended September 30, 1996 toward the goal of simplifying the balance sheet and producing future performance results consistent with high performance retail banks. These steps included the early extinguishment of its previously outstanding 9.5% subordinated debentures and its 10.125% mortgage-backed bonds; shrinkage of its balance sheet by $280 million; reduction of its mortgage-backed securities holdings by $459 million; and the sale (for fourth quarter settlement) of approximately $325 million of fixed rate mortgage-backed securities and $250 million of fixed rate mortgage loans (servicing retained) from recent production. The aforementioned sales of fixed rate mortgage-backed securities and loans substantially reduced the Company's interest rate risk thus enabling the Company to terminate all of its interest rate exchange agreements and certain interest rate floor agreements during the quarter ended September 30, 1996. The earnings impact of the sales for fourth quarter settlement and the related hedge adjustments were recorded, as appropriate, in the quarter ended September 30, 1996 as a component of net gain (loss) from financial instruments. The cancellation costs associated with the termination of the Company's interest rate exchange agreements, which amounted to approximately $67 million are being deferred and amortized as an adjustment to interest expense over the shorter of the contractual life of the agreement or the remaining lives of the liabilities they were hedging. For purposes of the Company's net market value calculation (see page 23), the marked to market values of the interest rate exchange agreements had already been factored into the historical net market value calculations. The deferred cancellation costs are also factored into the value at September 30, 1996.

      Total assets were $9.0 billion and total liabilities were $8.5 billion both at September 30, 1996 and December 31, 1995. However, due to the Company's continuing efforts to transition the Bank into a full service retail oriented bank, the composition of the balance sheet changed significantly during the nine month period ended September 30, 1996. Net loans accounted for 47% of total assets at September 30, 1996 as compared to only 40% at December 31, 1995. During the nine month period ended September 30, 1996, the Company originated $1.0 billion and purchased an additional $287.0 million of mortgage and consumer loans. The new loans were funded in part by principal payments on loans of $658.4 million and net reductions in securities available for sale and held to maturity of $477.8 million and $240.1 million, respectively. Contributing to the decrease in securities available for sale were sales of $879.4 million and repayments of $139.2 which were offset partially by purchases of $561.6 million. Principal payments of $803.1 million less purchases of $574.0 million contributed to the decline in securities held to maturity. Other assets increased primarily as a result of payments for purchased mortgage servicing rights totaling $36.1 million and fees paid for interest rate cap agreements totaling $49.3 million.

      The composition of liabilities also changed during the nine month period ended September 30, 1996. Deposits accounted for 59% of total liabilities at September 30, 1996 as compared to 58% at December 31, 1995. Other borrowings, primarily advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, accounted for 38% of total liabilities at September 30, 1996 compared to 41% at December 31, 1995.

      In July 1996, the Company redeemed early, at par, its 9.5% subordinated debentures in the amount of $28.8 million. The debentures, which had approximately $500,000 of unamortized discount attributable to issuance costs, were issued in 1992 and were otherwise set to mature on August 1, 2002. In September, 1996, the Company defeased its 10.125% mortgage-backed bonds in the amount of $19.8 million. The bonds, which were issued in 1988, were otherwise set to mature on April 15, 2018. As a result of these actions, the Company recorded an extraordinary charge to net income, net of taxes, of approximately $1.5 million in the three month period ending September 30, 1996.

ASSET QUALITY

      The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of SFAS 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 73% of the unpaid principal balances at September 30, 1996) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 76% at September 30, 1996) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

NONPERFORMING ASSETS                                                SEPTEMBER 30,     DECEMBER 31,
(in thousands)                                                          1996              1995
                                                                    -------------     ------------
NONACCRUING LOANS:
  Residential                                                          $ 8,783          $ 7,895
  Commercial real estate                                                 1,714            1,415
  Consumer                                                                 381              193
                                                                       -------          -------
   Total                                                                10,878            9,503
                                                                       -------          -------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS:
  Residential                                                            7,781           10,500
                                                                       -------          -------
TROUBLED-DEBT RESTRUCTURINGS:
    Commercial real estate                                                  56              661.
                                                                       -------          -------
FORECLOSED ASSETS:
  Residential                                                            4,720            5,340
  Commercial real estate                                                10,398           11,483
  Consumer                                                                  92               11
                                                                       -------          -------
    Total                                                               15,210           16,834
                                                                       -------          -------
    Sub-total                                                           33,925           37,498
                                                                       -------          -------
    SUB-TOTAL NONPERFORMING ASSETS
      AS A PERCENTAGE OF TOTAL ASSETS                                      .37%             .42%
                                                                       =======          =======
"OTHER THAN TEMPORARILY IMPAIRED" MORTGAGE-BACKED
 SECURITIES WITH APPROXIMATELY 76% OF THE UNDERLYING
 LOANS EITHER CURRENT OR LESS THAN 90 DAYS DELINQUENT                   40,964           43,429
                                                                       -------          -------
Total non-performing assets                                            $74,889          $80,927
                                                                       =======          =======
TOTAL AS A PERCENTAGE OF TOTAL
 ASSETS                                                                    .83%             .90%
                                                                       =======          =======

Not included in the preceding table are certain pools of private issuer mortgage-backed securities with a carrying value of $8.4 million which were performing according to their contractual terms at September 30, 1996. However, these securities were determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. These securities will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted.

The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at March 31, 1995 to such amount at September 30, 1996.

                                                                          in millions
                                                                          -----------
      Amount of currently performing, other than temporarily impaired
        mortgage-backed securities at March 31, 1995                         $ 52.4

      Principal payments received                                              (9.1)

      Addition of Guardian Pools 1990-1, 1990-2, 1990-4, 1990-5, 1990-7
        and Lehman Pool 91-4 to the non-performing asset table as
        subordination protection was absorbed since March 31, 1995            (34.9)
                                                                             ------
      Amount of currently performing, other than temporarily impaired
        mortgage-backed securities at September 30, 1996                     $  8.4
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

      Net market value is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. The economic net market value (including the estimated value of demand deposits) as calculated by the Company increased to approximately $516.4 million at September 30, 1996 as compared to approximately $481.5 million at December 31, 1995. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates. The table below reconciles stockholders' equity to the Company's calculation of net market value since the date of its acquisition of Farm & Home Financial Corporation, June 30, 1994.

                              6/30/94     9/30/94     12/31/94     3/31/95     6/30/95
                              -------     -------     --------     -------     -------
                                                (DOLLARS IN MILLIONS)
Stockholders' Equity           $412.1      $423.1      $ 441.6      $438.9      $452.4
Market Value Adjustments
  Assets                        (49.9)      (75.6)      (129.7)      (41.0)       33.6
  Liabilities                    62.4        84.7        118.0        62.4         8.5
  Other<F*>                     (38.7)      (35.4)       (25.9)      (46.9)      (66.2)
                               ------      ------      -------      ------      ------
"Net Market Value"             $385.9      $396.8      $ 404.0      $413.4      $428.3
                               ======      ======      =======      ======      ======
                              9/30/95     12/31/95     3/31/96     6/30/96     9/30/96
                              -------     --------     -------     -------     -------
                                                (DOLLARS IN MILLIONS)
Stockholders' Equity           $463.2      $496.9      $ 509.1      $516.3      $505.9
Market Value Adjustments
  Assets                         38.0        70.7         41.3        29.6        40.8
  Liabilities                     8.3       (18.3)         8.6        23.7        36.8
  Other<F*>                     (71.8)      (67.8)       (69.3)      (65.3)      (67.1)
                               ------      ------      -------      ------      ------
"Net Market Value"             $437.7      $481.5      $ 489.7      $504.3      $516.4
                               ======      ======      =======      ======      ======

<F*> Includes off-balance sheet and other items.

      Management believes that the stable but rising level of net market value during this period of considerable interest rate volatility provides evidence that the Company's asset/liability management activities have greatly diminished the interest rate risk of the Company.

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

  Utilizing this measurement concept, the interest rate risk of the Company at September 30, 1996, which reflects that the Company's level of interest rate risk is far below that which is considered "normal" under OTS regulations, is as follows:


                                                                                 (unaudited)
                                                           ------------------------------------------------------------
  (dollars in thousands)
  Basis point changes in interest rates                         -200            -100            +100               +200
  Changes in net market value due to changes in
    interest rates (Company methodology)                   $   4,012         $11,406        $(34,935)         $ (94,671)
  Interest rate exposure deemed "normal" by the OTS        $(180,951)          N/A             N/A            $(180,951)


      The Company's operating strategy is designed to avoid material changes in net market value as a result of fluctuations in interest rates. As of September 30, 1996, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net gain (loss) when rates decrease (increase) indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity ratios in excess of the required amounts during the nine month period ended September 30, 1996 and during 1995.

      The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $88.3 million for the nine month period ended September 30, 1996. Cash flows provided by investing activities, consisting primarily of purchases of mortgage-backed securities held to maturity and available for sale and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, were $2.6 million for the nine month period ended September 30, 1996. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of deposit receipts over withdrawals utilized $60.3 million for the nine month period ended September 30, 1996.

      At September 30, 1996, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $29.3 million and adjustable-rate mortgages of approximately $101.6 million. At September 30, 1996, the Company had outstanding commitments to purchase mortgage-backed securities of approximately $54.9 million and to sell mortgage-backed securities of $561.7 million. The Company expects to employ the net excess funds generated from the completion of the aforementioned transactions to further reduce wholesale borrowings.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that an institution meet three specific capital requirements: a leverage ratio of core capital to total adjusted assets, a tangible capital ratio expressed as a percent of total tangible assets and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of September 30, 1996, the Bank exceeded all regulatory capital standards as follows (dollars in millions):

                                          REQUIREMENT                ACTUAL                EXCESS CAPITAL
                                       -----------------       ------------------         -----------------
       CAPITAL STANDARD                AMOUNT    PERCENT       AMOUNT     PERCENT         AMOUNT    PERCENT
       ----------------                ------    -------       ------     -------         ------    -------
      Tangible Capital                 $135.4     1.50%        $469.7      5.20%          $334.3     3.70%
      Core Capital                     $270.9     3.00%        $471.8      5.23%          $200.9     2.23%
      Risk-based Capital               $298.3     8.00%        $490.6     13.16%          $192.3     5.16%


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

            -------------------------------------------

            None

Item 6.  Exhibits and Reports on Form 8-K

            -------------------------------------------

            (a)   Exhibit
                  Exhibit 27 - Financial Data Schedule

            (b)   No reports on Form 8-K were filed during the quarter
                      for which this report is filed.

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     ROOSEVELT FINANCIAL GROUP, INC.

            -------------------------------------------------

                                 REGISTRANT







DATE:  NOVEMBER 13, 1996       BY:  /S/STANLEY J. BRADSHAW
                                    -------------------------------------
                               STANLEY J. BRADSHAW
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE:  NOVEMBER 13, 1996       BY:  /S/GARY W. DOUGLASS
                                    -------------------------------------
                               GARY W. DOUGLASS
                               EXECUTIVE VICE PRESIDENT AND
                               CHIEF FINANCIAL OFFICER


                                 EXHIBIT INDEX

      Exhibit Number                        Description
      --------------                        -----------
           27                               Financial Data Schedule
