Form 10-K
period 1996-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1997-03-05
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1996 or

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
        6 1/2% NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A AND
                       SERIES F, PAR VALUE $.01 PER SHARE
                               (Title of Classes)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                YES   X                NO
                   ------                ------

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

   As of February 28, 1997, there were issued and outstanding 42,644,404 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price of such stock as of February 28, 1997, was $980,821,292. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III of Form 10-K--Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders.

                        ROOSEVELT FINANCIAL GROUP, INC.
                         1996 ANNUAL REPORT ON FORM 10K
                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I                                                                      1
   Item 1. BUSINESS                                                         1
           General                                                          1
           Forward Looking Statements                                       2
           Acquisitions                                                     3
           Lending Activities                                               3
           Investment and Mortgage-Backed Securities                        7
           Classified Assets, Loan Delinquencies and Defaults               11
           Provisions for Losses on Loans and Real Estate Owned             11
           Deposits and Other Sources of Funds                              14
           Asset/ Liability Management                                      15
           Subsidiaries                                                     15
           Regulation                                                       16
           Competition                                                      23
           Management of Registrant and Its Subsidiaries                    24
           Employees                                                        24
   Item 2. PROPERTIES                                                       25
   Item 3. LEGAL PROCEEDINGS                                                25
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25
PART II                                                                     26
   Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
            HOLDER MATTERS                                                  26
           Common Stock                                                     26
           Payment of Dividends                                             26
   Item 6. SELECTED FINANCIAL DATA                                          27
   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                           29
           General                                                          29
           Results of Operations                                            29
           Financial Condition                                              39
           Asset Quality                                                    41
           Asset/Liability Management                                       42
           Liquidity and Capital Resources                                  45
           Impact of Inflation and Changing Prices                          46
           Accounting and Regulatory Developments                           46
           Selected Quarterly Financial Data                                47
   Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      49
   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                            86
PART III                                                                    86
   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              86
   Item 11. EXECUTIVE COMPENSATION                                          86
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                     86
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  86
PART IV                                                                     86
   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K                                                       86
           SIGNATURES                                                       90

                                   PART I
ITEM 1. BUSINESS

GENERAL

Roosevelt Financial Group, Inc. (Roosevelt or the Company) is a Delaware corporation which was organized in 1988 by Roosevelt Bank, a federal savings bank (the Bank) for the purpose of becoming a thrift institution holding company for the Bank. The Bank is a federally chartered stock savings bank with 79 full service offices at December 31, 1996. The Bank has 37 offices serving the St. Louis metropolitan area, including Alton and Granite City, Illinois and ten offices serving the Kansas City metropolitan area. The remaining 32 offices are located in Staunton, Illinois and Pittsburgh, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Nevada, Lamar, Joplin(2) and Kirksville. Incorporated as a Missouri chartered mutual savings and loan in 1924, the Bank converted to a federally chartered savings and loan in 1935. In 1987, the Bank became a stock savings and loan and, one year later, converted to a stock savings bank, changing its name to Roosevelt Bank, a federal savings bank.

Effective December 30, 1988, the Bank completed a holding company reorganization of the Bank and the Company acquired all of the issued and outstanding shares of common stock of the Bank. On December 2, 1996, the Company reorganized as both a thrift institution holding company and a bank holding company and thereafter acquired all of the issued and outstanding shares of common stock of Community Charter Corporation, Inc., the holding company of Missouri State Bank (MSB) which has two offices in the city of
St. Louis, Missouri.   The principal assets of the Company are the common
stock of the Bank and MSB, both of which are wholly-owned subsidiaries. The Company's common stock is traded on the Nasdaq National Market under the symbol "RFED".

On December 23, 1996, Roosevelt Financial Group, Inc. announced its plans to merge with Mercantile Bancorporation Inc. (MTL). Pursuant to the agreement, Roosevelt shareholders will be able to elect to receive either $22 in cash or .4211 shares of common stock (subject to the issuance of a maximum number of shares of MTL common stock). Plans call for the merger, which is subject to the approval of Roosevelt shareholders and all appropriate regulatory agencies, to be completed in mid-1997.

Roosevelt's business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to acquire real estate and consumer loans and mortgage-backed securities, to perform loan servicing functions for others, and to provide other retail banking and financial services to consumers.

The Company and the Bank are subject to examination and comprehensive regulation and oversight by the Federal Reserve Board and the Office of Thrift Supervision (the OTS), respectively. MSB is subject to examination and comprehensive regulation and oversight by the Missouri Division of Finance (MDF) and the Federal Deposit Insurance Corporation (FDIC). The deposits of the Company's banking subsidiaries are primarily insured by the Savings Association Insurance Fund (SAIF) and, to a lesser extent, by the Bank Insurance Fund (BIF). As such, the Bank subsidiaries are subject to regulation by the FDIC.

Roosevelt's executive offices are located at 900 Roosevelt Parkway, Chesterfield, Missouri 63017, and its telephone number is (314) 532-6200. Unless otherwise indicated, references herein to Roosevelt or the Company include the Bank and its subsidiaries and MSB on a consolidated basis.

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

FORWARD-LOOKING STATEMENTS

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ACQUISITIONS

A substantial portion of the Company's growth since 1990 has occurred as a result of acquisitions. The following table summarizes Roosevelt's acquisitions since the formation of the Company in 1988.

               Acquisition                              Date
                   Name                               Acquired          Loans        Deposits        Assets     Branches
-----------------------------------------        ------------------    -------       --------        ------     --------
                                                                               (dollars in millions)
Home Federal Savings of Alton                     March 19, 1990      $   67.2       $   12.1       $   99.1        4
Hannibal Mutual Loan and Building Association     October 18, 1991         7.8           17.8           18.0        1
Conservative Bank, FSB                            November 9, 1992        41.5           61.2           64.5        4
First Granite City Savings and Loan               November 9, 1992        43.4           42.0           49.2        2
Brookside Savings Bank, FSB                       December 1, 1992        16.1          145.7          218.7        1
First Nationwide (branch purchases)               June 11, 1993           --            591.1           --         11
Home Savings of America (branch purchases)        November 8, 1993        --            738.1           --         13
Home Federal Bancorp of Missouri, Inc.            April 22, 1994         480.7          466.5          532.7        9
Farm & Home Financial Corporation                 June 30, 1994        1,843.3        2,094.7        3,173.5       27
WSB Bancorp, Inc.                                 October 20, 1995        80.9           80.8           96.9        2
Kirksville Bancshares, Inc.                       December 29, 1995       69.4          101.9          130.7        1
Mutual Bancompany, Inc.                           October 25, 1996        37.3           41.4           48.8        1
Sentinel Financial Corporation                    October 31, 1996        81.2          119.7          143.8        2
Community Charter Corporation                     December 2, 1996        54.0           67.2           76.8        2

LENDING ACTIVITIES

The Company's lending activities are principally conducted through the origination and purchase of loans.

Residential Lending - The Company's origination activities are generally focused on communities in Missouri, southern Illinois, and eastern Kansas in which its branches are located and in other midwestern states through its correspondent network. Primary emphasis is on mortgage loans secured by existing one- to four-family residential properties. At December 31, 1996, loans secured by residential real estate totaled $3.8 billion, which represented 87.74% of the Company's loan portfolio.

The Company's residential loan pricing discipline takes into consideration duration of the loan, prepayment risks, servicing costs, and credit risk. In underwriting residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Under federal regulations, a real estate loan may not exceed 100% of the appraised value of the property securing the loan at the time of origination. The Company has adopted a policy of generally limiting the loan-to-value ratio on originated loans and refinanced loans, depending upon loan type, and generally requiring that all loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by the Federal Home Loan Mortgage Corporation (FHLMC) in an amount sufficient to reduce the Company's exposure to no greater than such 80% level.

In addition to interest earned on loans, the Company receives fees in connection with the origination of loans, loan commitments, late payments, and other miscellaneous services. The amounts of such fees vary from time to time, generally depending on competitive conditions in the mortgage market.

As described below, the Company currently offers several types of residential loans.

Adjustable-Rate Mortgage Loans - The Company originates secured adjustable-rate mortgage loans (ARMs) in principal amounts of up to $750,000, depending upon loan type, loan-to-value ratio, and term. The majority of adjustable-rate mortgage loans which have been originated by the Company are held in its portfolio. ARM loans offered consist of a variety of types, with interest rate adjustments ranging from one month to 10 years. The ARMs generally provide for adjustments to the interest rate based upon the one or three year U.S. Treasury Bill Index adjusted to constant maturity, plus a margin which is determined at the time of application and remains constant for the life of the loan. Interest rate adjustments are limited to a maximum of 2% per year and a maximum of 6% over the life of the loan on both one-year and the three-year adjustable mortgages.

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

The types of loans which the Bank may originate are restricted by the Home Owner's Loan Act and other laws and are regulated by the OTS. MSB is similarly restricted by Missouri law and regulation by MDF. Roosevelt is permitted to originate or purchase loans and loan participations secured by real estate located in any part of the United States. Roosevelt's residential lending is primarily concentrated in the geographical location of its branches and in other midwestern states through the Company's correspondent network.

Commercial Real Estate and Construction Lending - Loans originated by the Company generally are secured by first liens on the properties to which they relate. The Company also purchases real estate loans and loan participations from selected sellers. The Company focuses its originations on properties located within its retail markets of Missouri, southern Illinois and eastern Kansas.

At December 31, 1996, loans secured by commercial real estate (including multi-family residential properties) and construction lending totaled $181.3 million of which loans secured by commercial real estate totaled $153.4 million, representing 3.55% of the Company's total loan portfolio. The Company's portfolio of commercial real estate loans is secured by liens on office buildings, apartments, land, and shopping centers.

Consumer Lending - Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to a maximum of 35% of the institution's total assets, less permissible investments in commercial paper and corporate debt. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home equity loans, property improvement loans, mobile home loans, credit card loans and deposit secured loans.

The Company offers various variable-rate and fixed-rate consumer loans, including automobile, marine, recreational vehicle, home improvement, unsecured personal, credit card and home equity loans. The Company also offers loans to its depositors on the security of their deposit accounts.

Substantially all consumer loans made directly to the borrower are originated in branches within the states of Missouri and Illinois. Roosevelt has placed a renewed emphasis on the origination of consumer loans due to their generally higher yielding nature. During the second half of 1995, Roosevelt began purchasing "A" quality indirect auto lease paper originated by a leasing company. These loans are secured by the types of autos which generally hold their value well and have good mechanical histories. Indirect auto lease originations totaled $34.9 million during 1996.

During the second half of 1996, Roosevelt entered into an agreement with a third party to solicit, administer and service credit card accounts. Underwriting guidelines have been established by Roosevelt. Two types of cards are offered; VISA Gold, which provides a $15,000 unsecured line of credit and VISA Classic which provides a $5,000 unsecured line of credit. Credit card originations resulting from this agreement totaled $165.1 million during 1996.

At December 31, 1996, the Company's consumer loan balances totaled $348.3 million which represented 8.07% of the Company's total loan portfolio.

Loan Portfolio Composition   The following table sets forth information
concerning the composition of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.


                                                                        DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------------
                                 1996                1995                1994                   1993                  1992
                         -------------------  -------------------  -------------------   -------------------   --------------------
                         AMOUNT      PERCENT  AMOUNT      PERCENT  AMOUNT      PERCENT   AMOUNT      PERCENT   AMOUNT       PERCENT
                         ------      -------  ------      -------  ------      -------   ------      -------   ------       -------
                                                               (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  Residential            $3,791,145   87.74%  $3,320,098   92.35%  $2,887,992   92.48%   $2,465,592   89.78%   $2,141,863    88.36%
  Commercial                153,375    3.55      137,507    3.83      132,316    4.24       144,295    5.25       134,321     5.54
  Construction               27,876    0.64       11,969    0.33       18,489    0.59        95,550    3.48       109,627     4.52
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------     ---------   ------
    Total real estate
     loans held to
     maturity             3,972,396   91.93    3,469,574   96.51    3,038,797   97.31     2,705,437   98.51     2,385,811    98.42

CONSUMER LOANS              348,280    8.07      125,633    3.49       84,013    2.69        40,831    1.49        38,381     1.58
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------     ---------   ------
    Total loans           4,320,676  100.00%   3,595,207  100.00%   3,122,810  100.00%    2,746,268  100.00%    2,424,192   100.00%
                                     ======               ======               ======                ======                 ======

LESS:
  Loans in process           10,131                4,266               28,348                59,146                41,833
  Deferred fees and
   discounts (premiums)     (10,643)              (8,806)                (604)                6,256                21,835
  Allowance for losses       22,719               21,855               22,915                 9,056                10,753
                         ----------           ----------           ----------            ----------            ----------
    Loans, net           $4,298,469           $3,577,892           $3,072,151            $2,671,810            $2,349,771
                         ==========           ==========           ==========            ==========            ==========

The following table shows the composition of the Company's fixed- and adjustable-rate loans at the dates indicated.


                                                                        DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------------
                                 1996                1995                1994                   1993                  1992
                         -------------------  -------------------  -------------------   -------------------   --------------------
                         AMOUNT      PERCENT  AMOUNT      PERCENT  AMOUNT      PERCENT   AMOUNT      PERCENT   AMOUNT       PERCENT
                         ------      -------  ------      -------  ------      -------   ------      -------   ------       -------
                                                               (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
  Real estate:
    Residential          $1,192,987   27.61%  $1,226,691   34.12%  $1,107,604   35.47%   $1,171,453   42.66%   $1,437,122    59.29%
    Commercial              108,576    2.51       74,271    2.07       77,164    2.47        82,209    2.99        82,275     3.39
    Construction             18,694     .43        1,202     .03           --      --            --      --            --       --
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total fixed-rate
        real estate
        loans             1,320,257   30.55    1,302,164   36.22    1,184,768   37.94     1,253,662   45.65     1,519,397    62.68
    Consumer                135,444    3.14       58,645    1.63       28,715    0.92        22,680    0.83        25,396     1.05
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total fixed-rate
        loans             1,455,701   33.69    1,360,809   37.85    1,213,483   38.86     1,276,342   46.48     1,544,793    63.73
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
ADJUSTABLE-RATE LOANS:
  Real estate:
    Residential           2,598,158   60.13    2,093,407   58.23    1,780,388   57.01     1,294,139   47.12       704,741    29.07
    Commercial               44,799    1.04       63,236    1.76       55,152    1.77        62,086    2.26        52,046     2.15
    Construction              9,182     .21       10,767    0.30       18,489    0.59        95,550    3.48       109,627     4.52
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total adjustable-
        rate real estate
        loans             2,652,139   61.38    2,167,410   60.29    1,854,029   59.37     1,451,775   52.86       866,414    35.74
    Consumer                212,836    4.93       66,988    1.86       55,298    1.77        18,151    0.66        12,985     0.53
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total adjustable-
        rate loans        2,864,975   66.31    2,234,398   62.15    1,909,327   61.14     1,469,926   53.52       879,399    36.27
                         ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total loans         4,320,676  100.00%   3,595,207  100.00%   3,122,810  100.00%    2,746,268  100.00%    2,424,192   100.00%
                                     ======               ======               ======                ======                 ======
LESS:
  Loans in process           10,131                4,266               28,348                59,146                41,833
  Deferred fees and
    discounts (premiums)    (10,643)              (8,806)                (604)                6,256                21,835
  Allowance for losses       22,719               21,855               22,915                 9,056                10,753
                         ----------           ----------           ----------            ----------            ----------
      Loans, net         $4,298,469           $3,577,892           $3,072,151            $2,671,810            $2,349,771
                         ==========           ==========           ==========            ==========            ==========

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

Private-Issue Certificates - Private pass-through certificates represent primarily undivided interests in specified pools of fixed, variable or adjustable rate one-to-four family residential mortgage loans. Such securities are issued by private entities such as commercial banks, thrifts, and other financial entities. At December 31, 1996, the Company's $2.3 billion portfolio of private pass-throughs was primarily comprised of adjustable rate securities. The repricing characteristics of such securities were primarily tied to the one year constant maturity treasury rate. These securities are not guaranteed nor insured by any government agency. Instead, the credit risk on such securities is lowered through mortgage pool insurance, letters of credit, guarantees, or subordinated interests. At December 31, 1996, there were approximately $1.1 billion of private issue pass-through certificates with related unrealized losses totaling $15.3 million. None of the individual unrealized losses exceeded $1.3 million or 5.4% of the respective security balance.

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


SECURITIES AVAILABLE FOR SALE

The following table sets forth information concerning the Company's securities available for sale portfolio at the dates indicated, at fair value:

                                                                 DECEMBER 31,
                                                  ----------------------------------------
                                                       1996          1995          1994
                                                      ------        ------        ------
                                                                (in thousands)
Investment Securities:
  U.S. Government and agency obligations          $    12,398   $    11,085   $        --
  Corporate securities                                 15,037        16,763            --
  FHLB stock                                          155,792       132,009       109,136
                                                   ----------    ----------    ----------
                                                      183,227       159,857       109,136
                                                   ----------    ----------    ----------
Mortgage-backed Securities:
  Mortgage-backed certificates                        373,970     1,372,947     1,533,312
  Private pass-throughs                             2,334,617            --            --
  Collateralized mortgage obligations                 168,361            --            --
  Other                                                38,573        60,701        59,703
  Derivative financial instruments:
    Interest rate exchange agreements                      --       (6,528)         3,476
    Interest rate cap agreements                       57,333         8,738        57,897
    Interest rate floor agreements                      1,676        10,746         1,582
    Exchange traded options                                --            --           593
                                                   ----------    ----------    ----------
                                                    2,974,530     1,446,604     1,656,563
                                                   ----------    ----------    ----------
                                                  $ 3,157,757   $ 1,606,461   $ 1,765,699
                                                   ==========    ==========    ==========

The following schedule illustrates the contractual maturities of the Company's securities available for sale portfolio at December 31, 1996.

                                                       DUE AFTER ONE  DUE AFTER FIVE
                                           DUE WITHIN   BUT WITHIN      BUT WITHIN    DUE AFTER     NO STATED
                                            ONE YEAR    FIVE YEARS      TEN YEARS     TEN YEARS     MATURITY         TOTAL
                                           ----------  ------------   -------------   ---------    ----------       -------
                                                                    (in thousands)

Investment Securities:
  U.S. Government and agency obligations   $  1,999      $  10,399      $     --    $        --     $      --     $    12,398
  Corporate securities                        1,869         11,821         1,313             34            --          15,037
  FHLB stock                                     --             --            --             --       155,792         155,792
                                            -------       --------       -------     ----------      --------      ----------
                                              3,868         22,220         1,313             34       155,792         183,227
                                            -------       --------       -------     ----------      --------      ----------
Mortgage-backed Securities:
  Mortgage-backed certificates               10,258         61,439        10,464        291,809            --         373,970
  Private pass-throughs                          --         25,046           246      2,309,325            --       2,334,617
  Collateralized mortgage obligations           161          2,962            --        165,238            --         168,361
  Other                                          --             --            --         38,573            --          38,573
  Derivative financial instruments:
    Interest rate cap agreements                 --          5,818        51,515             --            --          57,333
    Interest rate floor agreements            1,676             --            --             --            --           1,676
                                            -------       --------       -------     ----------      --------      ----------
                                             12,095         95,265        62,225      2,804,945            --       2,974,530
                                            -------       --------       -------     ----------      --------      ----------
                                           $ 15,963      $ 117,485      $ 63,538    $ 2,804,979     $ 155,792     $ 3,157,757
                                            =======       ========       =======     ==========      ========      ==========

Weighted average yield                        6.15%          6.63%         7.80%          7.37%          7.00%         7.42%
                                              ====           ====          ====           ====           ====          ====

At December 31, 1996, the Company held certain mortgage-backed securities classified as available for sale (which are included in the preceding securities available for sale composition table) whose amortized cost by issuer exceeded ten percent of the Company's stockholders' equity. Such investments are detailed as follows:

       Issuer                                       Amortized Cost  Market Value
       ------                                       --------------  ------------
                                                           (in thousands)

       Resolution Trust Corporation                   $ 329,177      $ 325,570
       Prudential Home Mortgage Services                324,229        323,518
       Ryland Mortgage Securities Corporation           275,557        275,277
       Saxon Mortgage Securities Corporation            137,950        137,936
       Capstead Securities Corporation                  195,920        195,395
       Nomura Asset Capital Corporation                 127,605        125,103
       Securitized Asset Sales, Inc.                    106,614        107,500
       Sears Mortgage Securities                         87,991         87,322
       Greenwich Capital Acceptance, Inc.                87,178         90,617
       Donaldson, Lufkin & Jenrette Securities Corp.     72,039         74,183
       Citicorp Mortgage Securities, Inc.                65,488         65,994
       Residential Funding Corporation                   60,414         59,861
       Guardian Savings & Loan Association               55,253         57,045



SECURITIES HELD TO MATURITY

The following table sets forth information concerning the Company's securities held to maturity portfolio at the dates indicated, at amortized cost:

                                                                 DECEMBER 31,
                                              ---------------------------------------------------
                                                   1996              1995              1994
                                                 --------          --------          --------
                                                                (in thousands)
Investment Securities:
 U.S. Government and agency obligations          $     --       $   113,554       $   115,500
 Corporate securities                                  --             5,632            41,273
                                                   ------         ---------         ---------
                                                       --           119,186           156,773
                                                   ------         ---------         ---------
Mortgage-backed Securities:
  Mortgage-backed certificates                         --           384,795           459,190
  Private pass-throughs                                --         2,705,311         2,271,272
  Collateralized mortgage obligations                  --           340,848           388,827
                                                   ------         ---------         ---------
                                                       --         3,430,954         3,119,289
                                                   ------         ---------         ---------

                                                 $     --       $ 3,550,140       $ 3,276,062
                                                   ======         =========         =========

In December 1996, the Company reclassified its entire investment and mortgage-backed securities portfolio from held to maturity to available for sale. The securities transferred consisted of investment securities with approximate amortized cost and market values of $114.3 million and $114.9 million, respectively and mortgage-backed securities with approximate amortized cost and market values of $3.1 billion. This action was taken to provide the Company maximum flexibility to manage its portfolio.

CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

Federal regulations provide for the classification of loans, debt and equity securities, and other assets considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. The regulations require institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." The OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management.

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

Real Estate Owned - Real estate owned includes properties acquired through foreclosure and properties acquired for development and sale. Real estate acquired through foreclosure is transferred to real estate owned at estimated fair value, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in an allowance for losses on real estate. Real estate acquired for development and sale is carried at the lower of cost or estimated net realizable value.

While the valuation allowances for losses on loans, foreclosed assets, and real estate acquired for development and sale are considered adequate, the Company's allowances are subject to review by regulatory authorities. In the course of their periodic examinations, the Company may be instructed to establish additional general or specific reserves in addition to the amounts previously established.

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                            DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                      1996                1995               1994               1993               1992
                               ---------------------------------------------------------------------------------------------------
                                       CATEGORY'S            CATEGORY'S          CATEGORY'S        CATEGORY'S           CATEGORY'S
                                         PERCENT               PERCENT             PERCENT           PERCENT              PERCENT
                                        OF TOTAL              OF TOTAL            OF TOTAL          OF TOTAL             OF TOTAL
                               AMOUNT    LOANS     AMOUNT      LOANS     AMOUNT    LOANS    AMOUNT   LOANS     AMOUNT     LOANS
                               ------  ----------  ------    ---------- ------  ---------- ------ ----------  ------   ----------
                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of
 period                       $ 21,855            $ 22,915            $  9,056             $10,753            $  9,063
Charge-offs:
  Residential                    1,930               3,177                 358                 824                 468
  Commercial real estate            13                 155                 696               1,535               1,611
  Consumer                         230                 114                  33                 169                  66
  Construction                      --                  87                  --                  --                  --
                               -------             -------             -------              ------             -------
                                 2,173               3,533               1,087               2,528               2,145
                               -------             -------             -------              ------             -------
Recoveries:
  Residential                      497                   3                  16                  --                  --
  Commercial real estate            --                  74                   5                 125                  21
  Consumer                          36                  30                  10                  --                 184
  Construction                      --                  --                  --                  --                  --
                               -------             -------             -------              ------             -------
                                   533                 107                  31                 125                 205
                               -------             -------             -------              ------             -------
    Net charge-offs              1,640               3,426               1,056               2,403               1,940

Additions charged to
 operations                      1,262               1,200              12,432                 706               2,648
Additions acquired
 through acquisitions            1,242               1,166               2,483                  --                 982
                               -------             -------             -------              ------             -------
Balance at end of period        22,719            $ 21,855            $ 22,915             $ 9,056            $ 10,753
                               =======             =======             =======              ======             =======
Ratio of net charge-offs
 during the period to
 average loans outstanding
 during the period                 .04%                .10%                .04%                .09%                .13%
                               =======             =======             =======              ======             =======
Allowance distribution:
  Residential                 $ 15,827    87.8%   $ 17,309    92.4%   $ 17,570     92.5%   $ 4,245    89.8%   $  4,208    88.4%
  Commercial real estate         4,017     3.5       4,220     3.8       4,776      4.2      4,463     5.2       5,835     5.5
  Consumer                       2,767     8.1         326     3.5         410      2.7        348     1.5         710     1.6
  Construction                     108      .6          --      .3         159       .6         --     3.5          --     4.5
                               -------   -----     -------   -----     -------    -----     ------   -----     -------   -----
                              $ 22,719   100.0%   $ 21,855   100.0%   $ 22,915    100.0%   $ 9,056   100.0%   $ 10,753   100.0%
                               =======   =====     =======   =====     =======    =====     ======   =====     =======   =====

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposit accounts have traditionally been a principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments, loan and securities sales, cash flows generated from operations (including interest credited to deposit accounts), FHLB advances, and collateralized borrowings. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or for deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

Deposits - The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Company offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), and individual retirement accounts. The Company does not generally seek to attract Jumbo accounts or brokered deposits.

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

The following table sets forth the deposit flows of the Company during the periods indicated. Net deposits (withdrawals) refers to the amount of deposits (exclusive of interest credited) during a period less the amount of withdrawals during the period. The net deposit inflows during 1996 resulted from an aggressive marketing campaign by the Company to attract retail deposits, especially checking and money market accounts. The net deposit outflows in 1995 and 1994 resulted from conservative pricing and a general industry trend of depositors seeking improved yields in a relatively low interest rate environment. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                      1996            1995              1994
                                                  ------------    ------------      ------------
                                                                  (IN THOUSANDS)

Net deposits (withdrawals)                         $  24,756      $ (346,551)       $ (711,218)
Deposits assumed from acquisitions                   228,242         182,566           468,877
Deposits sold                                             --              --           (68,134)
Interest credited                                    186,022         172,774           132,330
Unearned discount on brokered certificates                68            (117)               --
Net adjustment related to purchase method of
  accounting                                             486            (564)           (3,962)
                                                   ---------       ---------         ---------
Net increase (decrease) in deposits                  439,574           8,108          (182,107)
Beginning balance                                  4,907,497       4,899,389         5,081,496
                                                   ---------       ---------         ---------
Ending balance                                   $ 5,347,071     $ 4,907,497       $ 4,899,389
                                                   =========       =========         =========

     Percent increase (decrease)                         9.0 %           0.2 %            (3.6) %
                                                         ===             ===              =====

Borrowings - The Company's other sources of funds include securities sold under agreements to repurchase, advances from the FHLB of Des Moines, and longer-term borrowings such as its mortgage-backed bonds and subordinated notes. These borrowings totaled $3.1 million, $1.8 billion and $0.00, and $1.1 billion, $2.4 billion and $47.5 million at December 31, 1996 and 1995, respectively.

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

One means of reducing the effect of interest rate volatility on net interest income is to shorten asset maturities. In recent years, Roosevelt has attempted to do this by emphasizing the origination and purchase of adjustable-rate mortgage loans and the purchase of adjustable-rate mortgage-backed securities. In addition to the origination and purchase of adjustable-rate loans and investments discussed above, the Company will also utilize derivative financial instruments; such as interest exchange agreements, interest rate cap and floor agreements and, to a much lesser extent, interest rate futures contracts to help manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and Note 15 to Notes to Consolidated Financial Statements for further information regarding the Company's interest rate risk management practices.

SUBSIDIARIES

Roosevelt is permitted, through the Bank, to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of the Bank's assets. The Bank may invest an additional 1% of its assets in service corporation activities that serve primarily specified community or inner-city developments. Federal regulations also permit institutions to make specified types of loans to such service corporation subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's regulatory capital. In addition, federal savings associations are permitted to invest unlimited amounts in subsidiaries that are engaged solely in activities that the association may conduct. At December 31, 1996, the Bank is in compliance with the requirements.

Roosevelt Financial Services, Inc. (prior to 1994 known as Roosevelt Insurance Agency, Inc.) is a diversified general insurance agency. It provides life, health, property, casualty, commercial insurance coverages, and tax deferred annuities and other investment products to Roosevelt's customers and the general public. Stocks and bonds are offered to Roosevelt's customers on a discount basis through a clearing broker/dealer. Mutual funds are offered to the Roosevelt's customers and the general public by registered representatives through an arrangement between Roosevelt Financial Services, Inc. and a registered broker/dealer.


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

REGULATION

The Company currently has two financial institution subsidiaries, the Bank, which is a Federally chartered savings bank, and MSB, a Missouri chartered bank and trust company. The deposits of the Bank and Missouri State Bank are federally insured up to applicable limits by the FDIC and are backed by the full faith and credit of the United States Government. The Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board (the FRB). The Company is also subject to federal regulation and oversight as a bank holding company. Missouri State Bank is subject to extensive regulation, supervision and examination by the Missouri Division of Finance (the MDF) and the FDIC, which are its state and primary federal banking regulators, respectively. As with the Bank, this supervision governs the activities which it can engage in. Certain of these regulatory requirements and restrictions are discussed below and elsewhere in this document. See "Bank Holding Company Regulation".

FEDERAL REGULATION OF FINANCIAL INSTITUTIONS
The OTS, as the primary federal regulatory agency of the Bank, and the FDIC, as insurer and back-up regulator, have extensive supervisory authority over the operations of savings associations. The Bank is required to file periodic reports with the OTS and may be examined periodically by the OTS and FDIC. Missouri State Bank is also required to file periodic reports with the MDF and the FDIC and is periodically examined by such agencies. The Bank was most recently examined by the OTS and the FDIC in April, 1996. All savings associations are subject to an annual assessment to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed based upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. The Bank's OTS assessment for 1996 was $1.2 million.

The pervasive regulatory authority of the federal banking regulators is backed by extensive enforcement authority over all FDIC-insured institutions, including the Bank and Missouri State Bank. This enforcement authority includes among other things, the ability to impose operational restrictions, to commence cease-and-desist proceedings, to assess civil money penalties and to initiate proceedings to remove individuals from their positions and prohibit them from service with any savings association. Such actions may generally be initiated to prevent, terminate or remedy violations of laws, regulations or unsafe or unsound practices. Additional grounds include failure to file accurate and timely reports with the federal banking regulators.

The Bank's general permissible lending limit for loans-to-one borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $66.2 million. The Bank is in compliance with the loans-to-one borrower limitation.

The OTS, as well as the other federal banking agencies, have adopted guidelines establishing safety and soundness standards. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC
The Bank is a member of the SAIF and Missouri State Bank is a member of the BIF, each of which is administered by the FDIC. Their deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It may also prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the BIF or the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based on their level of capital and supervisory evaluation. The assessment schedule for BIF and SAIF insured institutions ranged from .23% to .31% of deposits during the first half of 1995. Under this system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (Tier 1 risk-based capital) ratio of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The Bank and Missouri State Bank qualify as "well-capitalized".

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

As in the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to
 .31% of deposits. The revisions became effective in the third quarter of 1995. The BIF premium schedule was further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted.

At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain the designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained the required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage caused thereby, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and SAIF on January 1, 1999, if no savings association then exists. The special assessment ratio was established at 0.657% of deposits by the FDIC and resulted in an assessment to the Bank of $27.4 million or $17.8 million after the effect of taxes. This special assessment, which was paid in November 1996, significantly increased noninterest expense and adversely affected the Bank's results of operations for 1996.

Prior to the enactment of the legislation, a portion of the SAIF assessment was used to repay obligations issued by a federally chartered corporation to provide financing (FICO) for resolving the thrift crisis in the 1980's. Although the SAIF assessment schedule was equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions continue to be subject to a FICO assessment as a result of this continuing obligation. The legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, however, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.48 basis points assessment on SAIF deposits and 1.30 basis points on BIF deposits until BIF insured institutions participate fully in the assessment. These rates may be revised in the future based upon changes in the BIF and SAIF assessment base.


REGULATORY CAPITAL REQUIREMENTS
Federally insured financial institutions, such as the Bank and Missouri State Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Missouri State Bank is also subject to a core capital and risk-based capital requirement established by the FDIC that are similar to that imposed on the Bank.

Tangible Capital - The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital.

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

At December 31, 1996, the Bank had tangible capital of approximately $423.2 million, or 5.44% of adjusted total assets, which is approximately $306.6 million above the minimum requirement of 1.50% adjusted total assets in effect on that date.

Core Capital - The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 1996, the Bank had $2.0 million of core deposit intangibles included in core capital under these tests and had core capital equal to approximately $425.3 million, or 5.47% of adjusted total assets, which is $192.0 million above the minimum leverage ratio requirement of 3% in effect on that date. As a result of the prompt corrective action provisions discussed below, however, all FDIC insured institutions must maintain a core capital level of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. Missouri State Bank was also in compliance with its core capital requirement on such date.

Risk-Based Capital - The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The federal banking regulators are also authorized to require a savings association to maintain additional risk-based capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank did not have any capital instruments that qualified as supplementary capital and had $18.9 million of general loss allowances, which was less than 1% of risk-weighted assets.

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

On December 31, 1996, the Bank had total risk-weighted capital of approximately $444.2 million (including $18.9 million of general loss allowances). The Bank had risk-weighted assets of $3.8 billion (including $162.8 million in credit equivalent amounts of converted off-balance sheet items) for total risk-weighted capital of 11.75% of risk-weighted assets. This amount was approximately $141.7 million above the 8% requirement in effect on that date. Missouri State Bank was also in compliance with its requirement on such date.

Every savings association with more than normal interest rate risk is required to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The regulation provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS recently announced that it will delay the effective date of the regulation until it evaluates the process by which an association may appeal an interest-rate risk capital deduction determination. If the regulation had been in effect at December 31, 1996, the Bank would have had no such deduction from total capital on such date.

An FDIC-insured institution's primary federal regulator is authorized and, under certain circumstances required, to take certain actions against
institutions that fail to meet their capital requirements.   The regulator is
generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than a 4% core and Tier 1 risk-based capital ratios and less than an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by its regulator may not increase it assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The regulator is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements. In any bankruptcy proceedings by the Company, any claim against the Company under such a guarantee would have priority over the claims of unsecured creditors.

Any institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subjected by its regulator to one or more of a number of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, a receiver (or conservator with the concurrence of the FDIC) must be appointed for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

An institution's primary federal regulator is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if it determines that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice.

The imposition of any of these measures on the Bank may have substantial adverse effect on the Bank's operations and profitability and the value of Roosevelt's common and preferred stock. Roosevelt stockholders do not have preemptive rights, and therefore, if Roosevelt is directed by the OTS or the FDIC to issue additional shares of common or preferred stock, such issuance may result in the dilution in the percentage of ownership of the stockholders of Roosevelt.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS
OTS regulations impose various restrictions on associations, including the Bank, with respect to their ability to make capital distributions, which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account. As of December 31, 1996, the Bank would have been permitted to pay dividends of $70.8 million consistent with these restrictions, subject to giving the notice referred to below and receiving no objection from the OTS.

Generally, associations such as the Bank that before and after the proposed distribution meet or exceed their capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or risk-based capital exceeds its requirement for such capital component, as measured at the beginning of the calendar year, or 75% of net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted. Missouri State Bank is generally authorized to pay dividends out of current and retained earnings.

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

LIQUIDITY
Each savings association, including the Bank, is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending on the economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements.

QUALIFIED THRIFT LENDER TEST
All savings associations, including the Bank, are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. The QTL test requires a savings association to have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments and to meet that test on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. As of December 31, 1996, the Bank had a QTL ratio of 98.6%, which was in compliance with the 65% QTL test, and has always been in compliance with the QTL requirement.

Any savings association that fails to meet the test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the association does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

TRANSACTION WITH AFFILIATES
Transactions between an FDIC-insured institution, such as the Bank or Missouri State Bank or any of its subsidiaries, and its affiliates are subject to numerous restrictions. Generally, such transactions must be on terms at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. Most transactions are also subject to quantitative ceilings, and many must be secured by eligible collateral. In addition, savings associations are prohibited from investing in the securities of an affiliate (other than a subsidiary) or extending credit to an affiliate engaged in activities not permissible for a bank holding company. For these purposes, an affiliate is defined as a company that controls, or is under common control with, the Bank but does not include a subsidiary of the Bank unless specially determined by OTS or the FRB. None of the Bank's subsidiaries have been so designated.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest laws and regulations enforced by federal banking regulators. These regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals unless made pursuant to an employee benefits program.


BANK HOLDING COMPANY REGULATION

General - As a bank holding company, Roosevelt is subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956 (the BHCA). Roosevelt is required to file reports with the FRB and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as the Bank), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

Interstate Banking and Branching - In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The Riegle-Neal Act authorizes the Office of the Comptroller of the Currency and the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. The State of Missouri has not yet authorized interstate merger transactions or de novo interstate branching.

Any future acquisitions of thrift institutions by Roosevelt will continue to be subject to the HOLA. As a federal thrift institution, the Bank, subject to certain conditions, has nationwide branching authority.

Dividends - The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

Capital Requirements - The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks and federal thrift institutions such as the Bank.

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

FEDERAL RESERVE SYSTEM
The FRB requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996 the Bank and Missouri State Bank were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS.

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1996 the Bank had approximately $155.8 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For 1996 cash dividends paid by the FHLB of Des Moines to the Bank totaled $10.1 million, all of which was paid as a cash dividend.

TAXATION
For federal income tax purposes, Roosevelt reports its income and expenses using the accrual method of accounting and uses the calendar year as its tax year. Roosevelt is subject to federal income tax under existing provisions of the Internal Revenue Service Code in generally the same manner as other corporations.

Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards at the rate of 7% of net income. This tax is in lieu of all other state taxes on thrift institutions on their property, capital or income.

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

During 1996, the Bank received a satisfactory rating from the OTS. This rating reflects Roosevelt's commitment to meeting the credit needs of the communities it serves. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. Missouri State Bank also received a satisfactory rating on its latest CRA examination.

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

MANAGEMENT OF REGISTRANT AND ITS SUBSIDIARIES

The following table sets forth certain information with respect to each executive officer of the Company and the Bank as of February 28, 1997.

NAME                              AGE         POSITION HELD
----                              ---         -------------

Stanley J. Bradshaw               39     Chairman, President and
                                         Chief Executive Officer

Anat Bird                         45     Senior Executive Vice President and
                                         Chief Operating Officer

Gary W. Douglass                  46     Executive Vice President and
                                         Chief Financial Officer

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the last five years. Except as otherwise indicated, all officers of the Company have held their positions since the formation of the Company in 1988.

Stanley J. Bradshaw - Mr. Bradshaw joined Roosevelt in 1985 as Vice President and Chief Lending Officer and in 1987 was elected Senior Vice President and Chief Investment Officer. During 1988, he was elected Executive Vice President and became Roosevelt's Chief Operating Officer. He joined the Board of Directors and became President and Chief Executive Officer in 1991. During 1996, he was appointed Chairman of the Board of Directors at the Company and the Bank and now carries the title of Chairman, President and Chief Executive Officer.

Anat Bird - Mrs. Bird joined the Company and the Bank as Senior Executive Vice President and Chief Operating Officer in July 1995. In January 1991, Mrs. Bird founded the Financial Institutions Consulting Group (FIGC) at BDO Seidman, New York, New York and developed and managed FIGC through June 1994. In June 1994, Mrs. Bird Founded SCB Forums, LTD., a financial institutions consulting firm located in New York City and the successor to FinExc
Group, L.L.C.

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


EMPLOYEES

At December 31, 1996, the Company had a total of 1,357 employees, including 178 part-time employees. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's headquarters, which is a leased facility, is located in Chesterfield, Missouri. The Company's mortgage loan servicing office (owned) is located in Nevada, Missouri and a consumer loan servicing office (leased) is located in Creve Coeur, Missouri. In addition to these, the Company has an additional 81 branch offices, of which 76 are located in the State of Missouri, four are located in the State of Illinois, and one is located in the State of Kansas. 39 of these offices are located in the St. Louis metropolitan area of which 29 branches are owned by the Company and 10 are leased. The leases expire from 1997 through 2010. Ten of these offices are located in the Kansas City metropolitan area of which four branches are owned by the Company and six are leased. The leases expire from 1997 to 2014. The remaining 32 offices are located in Staunton, Illinois and Pittsburgh, Kansas and the Missouri cities of Hannibal(2), Springfield(3), Columbia, Nevada, Union, Warrenton, St. James, Washington, Sikeston, Dexter, Malden, Poplar Bluff, Hayti, Portageville, Cape Girardeau, Mexico, Jefferson City, Trenton, Marshall, Sedalia, Clinton, Maryville, St. Joseph, Lamar, Joplin(2) and Kirksville. 26 of these offices are owned by the Company and six offices are leased. The leases expire from 1997 through 2009. The Company's net investment in its home and branch offices, premises, equipment, and leaseholds was $55.0 million at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

Roosevelt has certain litigation and claims in process resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on its financial position.

Among the matters referred to above and as a result of the acquisition of Farm & Home Financial Corporation (Farm & Home) which was completed in June 1994, the Company has become successor to certain legal proceedings which involved Farm & Home Savings Association, a Farm & Home subsidiary (Farm & Home Savings). The following is a discussion of such proceedings. Prior to 1985, the Southbend Subdivision was developed by Farm & Home Savings and a co-developer on property owned by Farm & Home Savings adjacent to a toxic waste disposal site near Houston, Texas (the Brio Site). Neither Farm & Home, Farm & Home Savings nor the Company has been designated a "potentially responsible party" with respect to the Brio Site or any remediation thereof.

Farm & Home Savings (and the Bank as successor to Farm & Home Savings) has been named in a number of lawsuits by various parties claiming personal injury and property damage from exposure to the Brio Site wastes as a result of Farm & Home Savings' development of Southbend Subdivision. These claims have involved homeowners and their children who lived in the Southbend Subdivision as well as others who have visited the subdivision or attended Weber Elementary School, which was located within the Southbend Subdivision, and others who either played on ball fields that were in close proximity to the subdivision or in some cases lived in neighboring subdivisions (the Claims). Pursuant to settlement agreements dated May 1987 and March 1993 between Farm & Home, Farm & Home Savings, and United States Fire Insurance Company, North River Insurance Company and Commonwealth Lloyds Insurance Company of Texas (the Insurance Companies), the Insurance Companies have been defending and indemnifying Farm & Home Savings (and the Bank as successor to Farm & Home Savings) against the Claims and have agreed to assume the exclusive obligation and responsibility for acquiring the lots and homes in the Southbend Subdivision. The 1987 settlement agreement provided that the Insurance Companies would defend and pay on behalf of Farm & Home Savings all damages and settlements (without limitation as to time frame or dollar amount) arising out of past, present and future claims and demands in connection with the Southbend Subdivision's proximity to the Brio Site, and also arising out of, resulting from, or relating to the alleged hazardous wastes at the Brio Site.

The Insurance Companies issued a reservation of rights to certain Claims filed in 1993. Pursuant to a further settlement agreement, the Insurance Companies have agreed to continue to defend and indemnify the Bank against all pending Claims, subject to the Insurance Companies' right to reassert their reservation of rights in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

COMMON STOCK

Roosevelt's common stock is traded on the Nasdaq National Market under the symbol "RFED". As of December 31, 1996, there were 44,183,124 shares of common stock issued and outstanding held by 6,469 shareholders.

The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for 1996 and 1995.

                                                 STOCK PRICE
                                        ----------------------------
COMMON STOCK DATA                       HIGH        LOW        CLOSE     DIVIDENDS
                                        ----        ---        -----     ---------

1996
   First quarter                      $19.250     $17.000     $18.500      $0.155
   Second quarter                      19.750      17.875      19.250       0.155
   Third quarter                       18.875      15.625      17.125       0.155
   Fourth quarter                      21.000      16.875      21.000       0.155


1995
   First quarter                      $17.250     $14.750     $15.750      $0.140
   Second quarter                      18.625      15.750      16.688       0.140
   Third quarter                       18.875      15.250      17.625       0.140
   Fourth quarter                      19.375      15.875      19.375       0.140

PAYMENT OF DIVIDENDS

Payment of future dividends is subject to a declaration by Roosevelt's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and liability growth of the Bank. Roosevelt's ability to pay dividends is also limited by regulatory restrictions and the ability of the Bank and Missouri State Bank to make capital distributions to Roosevelt. See
"Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                                               ROOSEVELT FINANCIAL GROUP, INC.
                                                      FIVE-YEAR SUMMARY
                                         SELECTED CONSOLIDATED FINANCIAL INFORMATION

At or for the year ended December 31,              1996            1995             1994             1993             1992
(dollars in thousands, except per share data)  ------------    ------------     ------------     ------------     ------------

SUMMARY OF FINANCIAL CONDITION
 Total assets                                   $ 7,796,412     $ 9,013,061      $ 8,431,866      $ 7,595,161     $ 6,038,732
 Securities available for sale                    3,157,757       1,606,461        1,765,699        1,665,879          52,399
 Securities held to maturity                             --       3,550,140        3,276,062        2,642,916       2,219,147
 Loans                                            4,298,469       3,577,892        3,072,151        2,671,810       2,349,771
 Deposits                                         5,347,071       4,907,497        4,899,389        5,081,496       4,300,981
 Other borrowings                                 1,840,851       3,507,475        2,963,449        1,975,661       1,319,154
 Stockholders' equity                               497,427         496,906          441,626          378,462         288,545

SUMMARY OF OPERATIONS
 Total interest income                          $   640,311     $   647,795      $   533,286      $   486,940     $   439,173
 Total interest expense                             462,724         466,433          347,574          321,490         314,728
 Provision for losses on loans                        1,262           1,200           12,432              706           2,648
                                                 ----------      ----------       ----------       ----------      ----------
 Net interest income after provision
   for losses on loans                              176,325         180,162          173,280          164,744         121,797
                                                 ----------      ----------       ----------       ----------      ----------
 Retail banking fees                                 17,157          10,706            8,682            6,260           4,870
 Insurance and brokerage sales commissions            8,494           7,506            6,538            5,737           4,347
 Loan servicing fees (expenses), net                 10,982           7,401            7,359          (11,145)          8,392
 Net gain (loss) from financial instruments         (76,634)        (58,216)         (10,660)          10,646          11,394
 Unrealized losses on impairment of mortgage-
   backed securities held to maturity                    --         (27,063)              --               --              --
 Other                                                4,034           4,526            5,337            2,759           1,790
                                                 ----------      ----------       ----------       ----------      ----------
     Total noninterest income (loss)                (35,967)        (55,140)          17,256           14,257          30,793
                                                 ----------      ----------       ----------       ----------      ----------
     Total noninterest expense                      123,409          87,666          115,576           98,598         100,452
                                                 ----------      ----------       ----------       ----------      ----------
 Income before income tax expense,
   extraordinary items, and cumulative
   effect of change in accounting principles         16,949          37,356           74,960           80,403          52,138
 Income tax expense                                   5,835          10,258           25,384           27,134          17,887
 Extraordinary items, net                            (1,452)             --           (7,849)          (1,908)         (3,796)
 Cumulative effect of change in accounting
   principles                                            --              --               --           (6,489)<F1>         --
                                                 ----------      ----------       ----------       ----------      ----------
           Net income                           $     9,662     $    27,098      $    41,727      $    44,872     $    30,455
                                                 ==========      ==========       ==========       ==========      ==========
 Net income attributable to common stock        $     5,452     $    22,855      $    36,543      $    41,057     $    28,866
                                                 ==========      ==========       ==========       ==========      ==========

PER SHARE DATA:
 Primary earnings per share:
   Income before extraordinary items and
    cumulative effect of change in
    accounting principle                        $      0.16     $      0.56      $      1.17      $      1.54     $      1.09
   Extraordinary items                                (0.03)             --            (0.21)           (0.06)          (0.13)
   Cumulative effect of change
    in accounting principle                              --              --               --            (0.20)             --
                                                 ----------      ----------       ----------       ----------      ----------
      Net income                                $      0.13     $      0.56      $      0.96      $      1.28     $      0.96
                                                 ==========      ==========       ==========       ==========      ==========
 Fully-diluted earnings per share:
   Income before extraordinary items and
    cumulative effect of change
    in accounting principle                     $      0.16     $      0.56      $      1.15      $      1.32     $      0.99
   Extraordinary items                                (0.03)             --            (0.21)           (0.05)          (0.11)
   Cumulative effect of change in
    accounting principle                                 --              --               --            (0.16)             --
                                                 ----------      ----------       ----------       ----------      ----------
      Net income                                $      0.13     $      0.56      $      0.94      $      1.11     $      0.88
                                                 ==========      ==========       ==========       ==========      ==========



ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

                                               ROOSEVELT FINANCIAL GROUP, INC.
                                                      FIVE-YEAR SUMMARY
                                         SELECTED CONSOLIDATED FINANCIAL INFORMATION

 Other Data:
 Ratio of net interest income to general
   and administrative expense                      1.44x<F4>        2.07x<F3>       1.67x<F2>        1.82x           1.55x
 Effective net spread during the period            2.02%            2.06%           2.29%            2.40%           2.32%
 Nonperforming assets to total assets,
   end of period                                   0.99             0.90            0.41             0.46            0.78
 Return on assets (ratio of net income to
   average total assets)                           0.11<F4>         0.30<F3>        0.49<F2>         0.61            0.54
 Return on equity (ratio of net income to
   average stockholders' equity)                   1.87<F4>         5.97<F3>       10.30<F2>        12.86           11.11
 Equity-to-assets ratio (ratio of average
   stockholders' equity to average total
   assets)                                         5.61             4.97            4.80             4.75            4.84
 Cash dividends per share of common stock       $  0.62         $   0.56         $  0.43          $  0.31         $  0.21
 Dividends on common stock payout ratio
   (dividends paid per share of common stock
   divided by primary net income per share)      476.92%<F4>      100.00%<F3>      44.79%<F2>       18.72%          18.63%
 Book value per share, end of year              $ 10.15         $  10.60         $  9.79          $  9.18         $  9.29

<F1> During December, 1993, Roosevelt adopted the provisions of Statement of
Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on a prospective basis. As a result, Roosevelt recorded a $6.5 million charge, net of applicable income taxes, as a cumulative effect of a change in accounting principle to reflect an other than temporary impairment of certain interest-only stripped coupon mortgage-backed pass-through certificates and collateralized mortgage obligation residual interests.

<F2> Includes a $57.3 million net expense(net of income tax benefit) of merger-related expenses as a result of the acquisition of Farm & Home. Such merger-related expenses included $11.4 million in provision for losses on loans, $38.4 million of net loss from financial instruments, $3.7 million in provision for real estate losses, $6.3 million in compensation and employee benefits, occupancy expense of $5.9 million, transaction related fees of $7.0 million, and $1.8 million of other expenses. This amount was reduced by the income tax effect of $25.0 million. An extraordinary item totaling $7.8 million was recorded related to the early extinguishment of debt. Also included are gains resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $39.5 million ($25.1 million, net of income taxes). Not including the aforementioned charges and gains for 1994, the ratio of net interest income to general and administrative expense would have been 2.08x, return on assets would have been 0.96%, return on equity would have been 20.01%, and the dividend on common stock payout ratio would have been 18.40%.

<F3> Such ratios for 1995 include the impact of the impairment charge related to certain mortgage-backed securities of $27.1 million, losses resulting from the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio totaling $71.0 million and merger related expenses of $1.6 million. If such expenses (net of income tax benefit) were not included, the ratio of net interest income to general and administrative expense would have been 2.11x, return on assets would have been 0.95%, return on equity would have been 18.96% and the dividend on common stock payout ratio would have been 27.59%.

<F4> Such ratios for 1996 include the impact of the one-time SAIF assessment of $27.4 million, the extraordinary items related to the early extinguishment of debt of $1.5 million and the recognition of previously deferred expense related to the termination of interest rate exchange agreements of $80.5 million. If such expenses (net of tax benefit) were not included, the ratio of net interest income to general and administrative expense would have been 1.85x, return on assets would have been 0.88%, return on equity would have been 15.75% and the dividend on common stock payout ratio would have been 34.4%.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report.


RESULTS OF OPERATIONS

Roosevelt's operating results depend primarily upon its net interest income, which is the difference between the interest income earned on its interest earning assets (loans, mortgage-backed securities and investment securities) and the interest expense paid on its interest bearing liabilities (deposits and borrowings). Operating results are also significantly affected by provisions for losses on loans, noninterest income and noninterest expense. Each of these factors is significantly affected not only by Roosevelt's operating strategies, but, to varying degrees, by general economic and competitive conditions and by policies of federal regulatory authorities.

Two of Roosevelt's operating strategies impacted net income in each of the three years ended December 31, 1996. The first of these strategies was growth through acquisition. In 1994 the Company acquired Farm and Home Financial Corporation and Home Federal Bancorp of Missouri increasing its assets by $3.7 billion. These acquisitions, which were preceded by seven others in the four years preceding 1994 and followed by a total of five smaller acquisitions in 1995 and 1996, dramatically increased Roosevelt's retail customer base and provided opportunities to improve its physical plant and technology platforms necessary to maintain and grow a retail customer base. The second strategy impacting operating results was internal growth via development of a diversified, retail-based operation. Actions taken to achieve this latter strategy primarily affected operating results in 1996 and included the sale of marginally profitable assets, the repayment of higher cost wholesale liabilities and the removal of derivative positions which had been designated as synthetic alterations of some of the assets sold or the liabilities repaid.

Roosevelt reported net income of $9.7 million for 1996 compared with $27.1 million for 1995 and $41.7 million for 1994. Net income on a fully diluted per share basis was $0.13 for 1996 compared with $0.56 for 1995 and $0.94 for 1994. Net income in 1996 was adversely impacted by a $27.4 million pre-tax charge imposed by the Federal Deposit Insurance Corporation (FDIC) in order to recapitalize the Savings Association Insurance Fund; an $80.5 million pre-tax charge related to the termination of interest rate exchange agreements which had been designated as synthetic alterations of short-term wholesale borrowings that were repaid during the year; and a $1.5 million after-tax charge related to the extinguishment of the Company's long-term debt. Net income in 1995 was adversely impacted by pre-tax charges of $71.0 million and $27.1 million resulting from marking to market the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio and for unrealized losses on the impairment of mortgage-backed securities, respectively, and by an after-tax charge of approximately $1.6 million for merger expenses related to the acquisition of WSB Bancorp, Inc. and Kirksville Bancshares, Inc. For a further discussion of expenses related to the termination of interest rate exchange agreements and financial futures, see "Results of Operations--Net Gain (Loss) from Financial Instruments" and
Note 15 of the Notes to Consolidated Financial Statements.

Net income for 1994 was impacted by merger related expenses related to the acquisition of Farm & Home Financial Corporation (Farm & Home). The components of the merger related expenses (in millions) are as follows:

       Provision for losses on loans                  $ 11.4
       Net loss from financial instruments              38.4
       Provision for real estate losses                  3.7
       Compensation and employee benefits                6.3
       Occupancy                                         5.9
       Transaction related fees                          7.0
       Other                                             1.8
                                                      ------
         Income before income tax expense
          and extraordinary item                        74.5
       Income tax expense                               25.0
                                                      ------
         Income before extraordinary item               49.5
       Extraordinary item (net of tax effect)            7.8
                                                      ------
         Total                                        $ 57.3
                                                      ======

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


NET INTEREST INCOME
Net interest income in 1996 was $177.6 million, a decline of $3.8 million or 2.1% from the $181.4 million recorded in 1995. A change in the composition of interest-bearing assets and liabilities, a decline in overall interest rates earned and paid and small decreases in the average balances of interest-bearing assets and liabilities all contributed to the decline in net interest income. Consistent with its strategy to develop its retail businesses, the Company grew its higher yielding loan portfolios and its lower costing deposit balances while at the same time shrinking its lower yielding investment portfolios and higher costing wholesale borrowings.
These actions contributed to an increase in net interest income due to volume changes of $6.5 million. However, this favorable impact was more than offset by a $10.3 million decrease in net interest income resulting from a net decline in yield earned on assets of 5 basis points partially offset by a 3 basis points decline in the cost of all interest bearing liabilities. While the overall decline in interest rates proved beneficial for gross interest-bearing liabilities it increased the cost of interest rate exchange agreements which had been utilized by the Company, prior to the cancellation on September 30, 1996, to manage its interest rate risk. Under the terms of these agreements, the Company generally paid a fixed rate of interest and received a variable rate. The lower interest rates resulted in an increased cost in 1996. Ignoring the impact of the interest rate exchange agreements, the Company's cost of funds would have declined 15 basis points from 1995.
As a result of the above items, the effective net interest rate spread decreased 4 basis points from 2.06% in 1995 to 2.02% in 1996.

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

                                                                             Year Ending December 31,
                                         -------------------------------------------------------------------------------------------
                                                      1996                            1995                           1994
                                         ----------------------------    ----------------------------   ---------------------------
                                                    Interest                        Interest                       Interest
                                         Average    Income/   Average    Average    Income/   Average   Average    Income/  Average
                                         Balance    Expense   Rate %     Balance    Expense   Rate %    Balance    Expense  Rate %
                                         -------    -------   ------     -------    -------   ------    -------    -------  ------
                                                                    (dollars in millions)

Assets
 Cash equivalents                       $    35.1   $   1.8     5.15%   $    18.2   $   1.0    5.49%   $    62.8   $   2.4    3.82%
 Securities held for trading                   --        --       --           --        --      --        120.6       6.5    5.39
 Securities available for sale <F1>       1,516.6     109.8     7.24      1,815.2     135.4    7.46      2,035.1     137.9    6.78
 Securities held to maturity              3,191.5     225.4     7.06      3,683.1     259.3    7.04      2,939.5     179.1    6.09
 Securities purchased under agreement
  to resell                                    --        --       --           --        --      --         21.7       0.9    4.15
 Loans <F2> <F3>                          4,029.0     303.3     7.53      3,301.8     252.1    7.64      2,922.9     206.5    7.06
                                          -------     -----               -------     -----              -------     -----
      Total interest-earning assets       8,772.2     640.3     7.30%     8,818.3     647.8    7.35%     8,102.6     533.3    6.58%
                                                      -----     ----                  -----    ----                  -----    ----
Other assets                                417.0                           327.2                          322.2
                                          -------                         -------                        -------
                                        $ 9,189.2                       $ 9,145.5                      $ 8,424.8
                                          =======                         =======                        =======

Liabilities
  Deposits:
    NOW and money market accounts       $ 1,014.2      30.5     3.01%   $   835.8      22.7    2.73%   $ 1,049.2      23.7    2.26%
    Passbook savings deposits               304.7       7.0     2.31        350.5       8.1    2.31        411.2       9.8    2.38
    Time deposits                         3,690.4     212.3     5.75      3,615.7     203.0    5.61      3,552.6     166.7    4.69
                                          -------     -----               -------     -----              -------     -----
                                          5,009.3     249.8     4.99      4,802.0     233.8    4.87      5,013.0     200.2    3.99

  Borrowings:
    Securities sold under agreements
      to repurchase <F4>                    857.9      54.8     6.39      1,426.1      89.6    6.29      1,193.7      58.0    4.86
    Advances from FHLB <F4>               2,598.5     155.0     5.96      2,236.9     138.1    6.17      1,579.1      79.6    5.04
    Other borrowings                         29.7       3.1    10.26         47.4       4.9   10.34         90.5       9.8   10.83
                                          -------     -----               -------     -----              -------     -----
       Total interest-bearing
         liabilities                      8,495.4     462.7     5.45%     8,512.4     466.4    5.48%     7,876.3     347.6    4.41%
                                                      -----     ----                  -----    ----                  -----    ----
Other liabilities                           178.2                           178.9                          143.8
                                          -------                         -------                        -------
                                          8,673.6                         8,691.3                        8,020.1
Stockholders' equity                        515.6                           454.2                          404.7
                                          -------                         -------                        -------
    Total liabilities and stockholders'
      equity                            $ 9,189.2                       $ 9,145.5                      $ 8,424.8
                                          =======                         =======                        =======
Net interest income                                 $ 177.6                         $ 181.4                        $ 185.7
                                                      =====                           =====                          =====

Interest rate spread <F5>                                       1.85%                          1.87%                          2.17%
                                                                ====                           ====                           ====
Effective net spread <F6>                                       2.02%                          2.06%                          2.29%
                                                                ====                           ====                           ====

<F1> The securities available for sale are included in the following table at historical cost with the corresponding average rate calculated based upon historical balances.
<F2> Average balances include non accrual loans.  Interest on such loans is included in interest income upon receipt.
<F3> Interest includes amortization of deferred loan fees.
<F4> Includes the effect of interest rate exchange agreements.
<F5> Equals average rate earned on all assets minus average rate paid on all liabilities.
<F6> Net interest income divided by average balance of all interest earning assets.

At December 31, 1996, the weighted average yield on interest-earning assets was 7.48% and the weighted average cost on interest-bearing liabilities was 5.14%.

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

                                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                                 1996 v. 1995                       1995 v. 1994
                                      ---------------------------------  -----------------------------------
                                              INCREASE                           INCREASE
                                             (DECREASE)                         (DECREASE)
                                               DUE TO          TOTAL              DUE TO            TOTAL
                                      ----------------------  INCREASE   -----------------------   INCREASE
                                        VOLUME        RATE   (DECREASE)    VOLUME         RATE    (DECREASE)
                                      ----------    -------- ----------  ----------     --------  ----------
                                                             (IN THOUSANDS)
Interest income:
 Loans                                $  55,518   $  (4,285) $  51,233   $  26,763    $  18,841   $  45,604
 Securities available for sale          (22,663)     (2,997)   (25,660)    (15,584)      13,095      (2,489)
 Securities held to maturity            (34,579)        732    (33,847)     45,560       34,534      80,094
 Securities held for trading                 --          --         --      (6,460)          --      (6,460)
 Securities purchased under
  agreements to resell                       --          --         --        (887)          --        (887)
 Other earning assets                       944        (154)       790      (1,792)         439      (1,353)
                                        -------     -------    -------     -------      -------     -------
   Total interest income              $    (780)  $  (6,704) $  (7,484)  $  47,600    $  66,909   $ 114,509
                                        -------     -------    -------     -------      -------     -------
Interest expense:
 Deposits                             $  10,097   $   5,887  $  15,984   $  (8,427)   $  42,073   $  33,646
 Securities sold under
  agreements to repurchase              (33,687)     (3,730)   (37,417)     10,378       20,876      31,254
 Advances from
  Federal Home Loan Bank                 21,677     (11,661)    10,016      31,582       26,685      58,267
 Other borrowings                        (1,837)         --     (1,837)     (4,602)        (326)     (4,928)
 Interest rate exchange agreements       (3,539)     13,084      9,545      (1,015)       1,635         620
                                        -------     -------    -------     -------      -------     -------
   Total interest expense                (7,289)      3,580     (3,709)     27,916       90,943     118,859
                                        -------     -------    -------     -------      -------     -------
Change in net interest income         $   6,509   $ (10,284) $  (3,775)  $  19,684    $ (24,034)  $  (4,350)
                                        =======     =======    =======     =======      =======     =======

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

The provision for loan losses was $1.3 million for 1996, $1.2 million for 1995 and $12.4 million for 1994. During the three month period ended June 30, 1994,Roosevelt recorded an $11.4 million increase in the provision for losses on loans. After combining the Roosevelt, Farm & Home and Home Federal loan portfolios which resulted in a combined portfolio approximately five times the size of Roosevelt's March 31, 1994 portfolio (approximately $650 million to $3.0 billion), management determined it was necessary to substantially increase the allowance for loan losses to achieve higher and more conservative coverage levels. Factors considered by management in determining the necessity and amount of the provision necessary to bring the overall allowance to the desired level were i) the need to conform Farm & Home's coverage ratio (ratio of allowance for loan losses to total gross loans) of .24% at December 31, 1993 to that of Roosevelt's which was .61% at the comparable date, ii) the previously discussed five fold increase in the size of the overall loan portfolio coupled with the fact that, at the time, Roosevelt management had no previous track record of managing a portfolio that size and iii) the Farm & Home and Home Federal mergers effectively doubled the overall size of the entity resulting in Roosevelt moving up to a new peer group whose average allowance for loan losses as a percentage of total loans far exceeded the allowances of the unadjusted combined entity. Also, since just prior to the merger, both Farm & Home and Roosevelt had recently been through examinations by the OTS, Roosevelt initiated conversations with the OTS to obtain their concurrence with the planned addition to the allowance for loan losses. Such concurrence was received and the resulting $11.4 million provision was recorded.

The provisions for 1996 and 1995 reflect a more normalized level of provision compared to the large 1994 provision discussed above. The 1996 and 1995 provisions reflect the Company's strong level of reserves and overall strong asset quality. See the caption entitled "Asset Quality" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NONINTEREST INCOME (LOSS)
Noninterest income (loss) was $(36.0) million for 1996 as compared to $(55.1) million for 1995 and $17.3 million for 1994. The following is a discussion of the major components of noninterest income (loss):

Retail Banking Fees - Retail banking fees are comprised of service charges related to deposit accounts, fees for money orders, travelers checks, etc. and fees related to the telephone bill paying service offered to the Bank's depositors. Retail banking fees increased $6.5 million, or 60.3% from $10.7 million for 1995 to $17.2 million for 1996. Retail banking fees increased $2.0 million, or 23.3% from $8.7 million for 1994 to $10.7 million for 1995. Growth in both years is a result of the Company's successful efforts to develop and grow its retail based operations which resulted in an overall increase in utilization of these services offered by the Bank.

Insurance and Brokerage Sales Commissions - The Company offers a broad range of insurance and investment products, including tax deferred annuities and mutual fund products, to the general public and its customers through Roosevelt Financial Services, Inc. Insurance and brokerage sales commissions increased $988,000, or 13.1% from $7.5 million in 1995 to $8.5 million for 1996. This followed an increase of $968,000, or 14.8% from $6.5 million for 1994 to $7.5 million for 1995. The positive trend in insurance and brokerage sales commissions is primarily the result of an increase in the sales volume of commission generating products as the Company successfully increases its penetration of its existing customer base as well as attracts new customers.

Loan Servicing Fees (Expenses), Net - Loan servicing fees, which primarily consists of loan servicing revenue, net of the amortization of purchased mortgage servicing rights, increased $3.6 million, or 48.4% from $7.4 million for 1995 to $11.0 million for 1996. This increase is due primarily to several purchases of loan servicing rights in 1996 that totaled $41.9 million which represented $3.5 billion in unpaid principal balances. Loan servicing fees in 1995 increased $1.5 million, or 21.1% from $7.4 million recorded in 1994 primarily as a result of a $1.5 million gain realized upon the sale of $3.3 million book value of purchased mortgage servicing rights. The amortization of purchased mortgage servicing rights totaled
$6.6 million, $4.2 million and $5.6 million for 1996, 1995 and 1994, respectively. During 1995, the balance of mortgage loans serviced by Roosevelt for others decreased from approximately $2.8 billion at December 31, 1994 to $2.0 billion at December 31, 1995. This decrease resulted from the normal amortization of the principal balance of mortgage loans outstanding and the sale of purchased mortgage servicing rights discussed previously.

Net Gain (Loss) from Financial Instruments - In the conduct of its business operations, Roosevelt has determined the need to sell or terminate certain assets, liabilities or off-balance sheet positions due to various unforeseen events. Fundamental to the conduct of such sale or termination activities is the effect such transactions will have on the future volatility of the Company's net market value. Consequently, in pursuing such sale or termination activities, Roosevelt does not seek net gains in a reporting period to the detriment of earnings in future periods. Following is a discussion of the assets, liabilities and off-balance sheet items that were sold and/or terminated during 1996, 1995 and 1994.

Net gain (loss) from financial instruments is as follows:

                                                                        Year Ended December 31,
                                                           -------------------------------------------------
                                                              1996               1995                1994
                                                           ----------        -----------          ----------
                                                                             (in thousands)

Mortgage-backed securities held to maturity                $      --         $       --           $    (231)
Investment securities held to maturity                            --                 --                 209
Mortgage-backed securities held for trading                       --                 --              (4,545)
Mark to market of financial futures contracts                     --            (71,022)             39,508
Mortgage-backed securities available for sale                  8,466             23,885             (28,208)
Investment securities available for sale                         719                 --                (115)
Cancellation cost of interest rate exchange, cap
  and floor agreements (See Note 15)                         (70,711)                --              (8,910)
Options expense                                              (15,108)           (11,079)             (8,368)
                                                            --------          ---------            --------
                                                           $ (76,634)        $  (58,216)          $ (10,660)
                                                            ========          =========            ========

The net loss from financial instruments increased $18.4 million in 1996 as compared to 1995. In 1996, the Company ceased using financial futures contracts as a means of reducing the interest rate risk of certain mortgage-backed securities in its available for sale portfolio.
Hence, no amount of mark to market gains or losses were realized in 1996. As part of its retail transition strategy, the Company sold in 1996 those securities which were determined to be marginally profitable.
This, and prevailing market conditions, contributed to the decline in net gains on sales of mortgage-backed and investment securities. As discussed more fully in the following paragraphs the Company terminated all of its interest rate exchange agreements in 1996. Options expense increased in 1996 primarily as a result of the purchase of new interest rate cap agreements to reduce the interest rate risk of adjustable rate mortgage-backed securities. The principal causes of the $47.6 million increase in net loss between 1995 and 1994 include: a $110.5 million decline in the market value of financial futures contracts; a $52.2 million increase in net gains on sales of mortgage-backed and investment securities resulting from favorable option-adjusted spread differentials in the market place at the dates of their respective sales; and a decline in cancellation costs of interest rate exchange agreements. The $8.9 million cancellation cost realized in 1994 related to the Company's acquisition of Farm and Home Savings as previously discussed.

As a result of its continuing transition to a more retail-oriented institution, the Company was able to substantially reduce in 1996, principally during the third and fourth quarters, its need for derivative financial instruments in managing its interest rate risk.

Accordingly, the Company terminated all of its interest rate exchange agreements, $970 million notional amount of its interest rate floor agreements and $500 million notional amount of its interest rate cap agreements. The terminations of the interest rate exchange agreements were accounted for in accordance with the provisions of Emerging Issues Task Force Issue 84-7 (EITF 84-7) which requires that gains or losses on the termination of such agreements be recognized when the offsetting gain or loss is recognized on the designated asset or liability. That is, to the extent that the designated assets or liabilities still exist, any gain or loss on the termination of the agreement designated as a synthetic alteration would be deferred and amortized over the shorter term of the remaining contractual life of the agreement or the remaining life of the asset or liability.

During the third quarter 1996, interest rate exchange agreements designated against available for sale fixed rate mortgage-backed securities were cancelled resulting in a $16.1 million gain which was recognized as the above mentioned assets against which the agreements had been designated were concurrently sold.

The remaining interest rate exchange agreements designated against short-term wholesale borrowings were also cancelled at a cost of $68.0 million which costs were deferred to be amortized because the underlying liabilities against which the agreements had been designated still existed at September 30, 1996. Efforts to further the previously discussed retail transition continued in the fourth quarter of 1996 and resulted in shrinkage in the Company's total assets by $1.3 billion. This shrinkage resulted primarily from the sale of investment and mortgage-backed securities with the proceeds being utilized to further reduce short-term wholesale borrowings. Further, the Company completed two acquisitions of thrifts during October of 1996 which further reduced such borrowings by replacing them as a funding source with the acquired retail deposits.
Upon repayment of the designated short-term wholesale borrowings, all existing net deferred swap cancellation costs and certain other deferred gains and losses related to previously terminated interest rate cap and floor agreements in total amounting to $80.5 million were recognized during the fourth quarter of 1996.

The terminations of the $970 million notional amount interest rate floor and $500 million notional amount cap agreements were accounted for in accordance with the provisions of Issue 8A of the American Institute of Certified Public Accountants Issues Paper "Accounting for Options" (Issues Paper). In accordance with the conclusions expressed in the Issues Paper, the excess of the unamortized time value of the options (the premium) over the amount of cash received upon termination amounting to $6.4 million was recognized in earnings when the options were terminated.

During August 1996, the Staff of the Securities and Exchange Commission (Staff) performed a regular review of the Company's 1995 Form 10-K in conjuction with Registration Statements on Form S-4 filed by the Company related to three then-pending acquisitions.

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

Accordingly, at the Staff's request, the Company in 1996 restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported 1994 net income and decreasing previously reported 1995 net income by $18.0 million (on a fully-diluted per share basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995). This restatement was one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity at any date since both the financial futures contracts and the related mortgage-backed securities have been previously marked to market through stockholders' equity at each reporting period.

Subsequent to December 31, 1995, the Company terminated all of its financial futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of short-term wholesale borrowings.

In connection with its acquisition of Farm and Home in 1994, the Company sold securities, primarily mortgage-backed securities, repaid portions of Farm and Home's debt and terminated various interest rate exchange agreements all as part of its efforts to rebalance its asset/liability mix following the acquisition. These actions, and a net improvement in the fair value of financial futures all contributed to the $10.7 million net loss from financial instruments in 1994.

Options expense is comprised of amortization of the premiums paid for various interest rate cap, floor and collar agreements. The increase in options expense from 1995 to 1996 and 1994 to 1995 is primarily attributable to increased notional amounts of interest cap agreements necessitated by the generation of larger balances of adjustable rate assets in need of interest rate cap protection.

Unrealized Losses on Impairment of Mortgage-backed Securities - The Company purchased ownership interests in ten pools of privately issued adjustable-rate mortgage-backed securities issued in 1989 through 1991 by Guardian Savings and Loan Association (Guardian). All of such Guardian pools in which the Company purchased and currently holds an ownership interest were rated AA or AAA by Standard & Poors and Aa2 or Aaa by Moodys, at the date of issuance of the securities.

Guardian issued its securities with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The Guardian securities purchased by the Company (the Guardian Securities) were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature.

Guardian was placed in conservatorship on June 21, 1991 by the Office of Thrift Supervision, which appointed the Resolution Trust Corporation (RTC) as conservator. Subsequent to the conservatorship, the RTC replaced Guardian as the servicer for the loans underlying the securities. Effective November 1994, Bank of America assumed servicing responsibilities from the RTC. Guardian was a niche player in the California mortgage market whose lending decisions relied more on the value of the mortgaged property and the borrower's equity in the property and less on the borrower's income and credit standing. All collateral underlying the Guardian Securities have the following loan pool characteristics:

      * First lien, 30-year, six-month adjustable-rate loans tied to either the cost of funds index, one-year constant maturity treasury rate, or LIBOR.

      * 100% of the loans were originated in California.

      * The weighted average loan-to-value ratio at origination was approximately 66%.

Beginning in mid-1993 and continuing currently, the loan pools backing the securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on the ultimate disposition of real estate acquired through foreclosure (REO). This has resulted in rating agency downgrades, principally in April and May, 1994 and again in 1995 and 1996 to the current ratings reflected in the tables on page 38 and substantial deterioration in the amount of the loss absorption capacity provided by the subordinated classes.

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

In addition to the Guardian Securities discussed above, the Company has an investment of approximately $4.5 million at December 31, 1996 after the write-down discussed below, in another private issuer mortgage-backed security, LB Multifamily Mortgage Trust Series 1991-4 (Lehman 91-4), possessing similar performance characteristics to the Guardian Securities that has also been determined to be other than temporarily impaired. Accordingly, the Company has recorded a $5.1 million pre-tax write-down ($3.4 million after tax or approximately $0.08 per share) to reflect the impairment of this security at March 31, 1995.

Management believes that these write-downs are adequate based upon its evaluation.

As reflected in the following table, the Company's remaining investment at December 31, 1996 in the Guardian Securities is approximately $55.3 million, after the desecuritization of Guardian Pool 1990-9 discussed below:

                                                                              (in millions)
        Investment in Guardian Securities, March 31, 1995                        $ 118.9

        Purchase of remaining senior position of Pool 1990-9                          .6
        Net principal payments received                                            (30.6)
        Desecuritization of Guardian Pool 1990-9 (see discussion below)            (33.6)
                                                                                  ------

        Investment in Guardian Securities, December 31, 1996                     $  55.3
                                                                                  ======

Subsequent to March 31, 1995, the date of the impairment charge, through December 31, 1996 the following events have occurred with respect to the Guardian Securities and Lehman 91-4.

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

      * As expected, based on the low levels remaining at March 31, 1995, the subordination protection related to Guardian Pools 1990-1, 1990-2, 1990-4, 1990-5, 1990-7, 1990-8 and Lehman 1991-4 was
            fully absorbed.

      * The remaining pool Guardian 89-11, determined at March 31, 1995 to be other than temporarily impaired and written down to estimated fair value, continues to perform according to the contractual terms and is protected by the remaining subordination of 7.88% of the remaining unpaid principal balance of the pool. Such remaining subordination percentage compares to the original subordination percentage of 8.50%.

      * The two remaining Guardian pools (89-10 and 91-2), which are not considered to be other than temporarily impaired, continue to perform according to their contractual terms and are protected by remaining subordination of 7.85% and 18.87%, respectively. These remaining subordination levels compare to 8.50% and 17.00%, respectively, at the date of issuance of the securities.

      * In excess of $30.0 million in net principal payments have been received since March 31, 1995.

Accordingly, at December 31, 1996, management continues to believe that the recorded investment in the above mentioned Guardian and Lehman pools is recoverable.

Presented below is information at December 31, 1996 relating to Roosevelt's investment in the Guardian pools, segregated between the seven pools determined to be other than temporarily impaired and the two pools which, in the opinion of management, continue to be adequately protected from loss through substantial remaining subordination. The immediately succeeding table also includes information related to Lehman 91-4 which has been determined to be other than temporarily impaired.

                                  POOLS DETERMINED TO BE OTHER THAN TEMPORARILY IMPAIRED
                                                     December 31, 1996
                                                   (dollars in thousands)

                                                   Subordination As a     Regarding Roosevelt's Interests
                                                       Percent of         -------------------------------
                               Rating                 Pool Balance        Original                           Percent of Pools
Pool     Issue       ---------------------------  --------------------      Par     Remaining  Remaining    Current or Less Than
Number   Date        Agency   At Issue   Current   At Issue   Current     At Issue     Par     Investment    90 Days Delinquent
------   ----        ------   --------   -------   --------   -------     --------     ---     ----------    ------------------

GUARDIAN POOLS
--------------

89-11  11/30/89       S & P     AA         CCC      8.50%      7.88%      $ 33,750   $ 7,095   $ 5,134             74%
                      Moody     Aa2        B3

90-1   1/30/90        S & P     AA          D       8.50%        --          3,000       605       462             78%
                      Moody     Aa2        Caa

90-2   2/27/90        S & P     AA          D       8.50%        --         27,500     5,154     3,820             82%
                      Moody     Aa2        Caa

90-4   4/30/90        S & P     AA          D       8.75%        --         46,428    10,165     7,970             72%
                      Moody     Aa2        Caa

90-5   5/31/90        S & P     AA          D       8.75%        --         45,000    11,930     9,880             76%
                      Moody     Aa2        Caa

90-7   7/25/90        S & P     AA          D       8.75%        --         68,025    16,074    12,436             75%
                      Moody     Aa2        Caa

90-8   9/21/90        S & P     AAA        C       14.00%        --         15,000     3,956     2,801             71%
                      Moody     Aaa        B3                             --------   -------   -------

Total Guardian                                                            $238,703   $54,979   $42,503
                                                                          ========   =======   =======

LEHMAN POOL
-----------

91-4   7/30/91        S & P     AA         D       23.00%        --       $ 14,000    $8,615    $4,459             84%
                      Moody     Aa3        Caa                            ========   =======   =======

                    GUARDIAN POOLS DETERMINED TO BE ADEQUATELY PROTECTED BY REMAINING CREDIT ENHANCEMENT
                                                      December 31, 1996
                                                   (dollars in thousands)

                                                   Subordination As a     Regarding Roosevelt's Interests
                                                       Percent of         -------------------------------
                               Rating                 Pool Balance        Original                           Percent of Pools
Pool     Issue       ---------------------------  --------------------      Par     Remaining  Remaining    Current or Less Than
Number   Date        Agency   At Issue   Current   At Issue   Current     At Issue     Par     Investment    90 Days Delinquent
------   ----        ------   --------   -------   --------   -------     --------     ---     ----------    ------------------

89-10  10/27/89       S & P     CCC        CCC      8.50%      7.85%       $ 9,000   $ 1,405   $ 1,420             83%
                      Moody     B3         Ba3

91-2   3/28/91        S & P     AA         BB      17.00%     18.87%        39,831    11,330   $11,330             73%
                      Moody     Aaa        Baa3                            -------   -------   -------

Totals                                                                     $48,831   $12,735   $12,750
                                                                           =======   =======   =======

NONINTEREST EXPENSE
General and Administrative - General and administrative expense increased $35.7 million to $123.4 million for 1996 as compared to $87.7 million for 1995. General and administrative expense in 1996 was adversely impacted by a $27.4 million pre-tax charge imposed by the Federal Deposit Insurance Corporation (FDIC) in order to recapitalize the Savings Association Insurance Fund. Without this charge, general and administrative expense in 1996 would have increased $8.3 million , or 9.5% to $96.0 million for 1996 versus $87.7 for 1995. This increase was due primarily to a $7.5 million increase in compensation and employee benefits and a $4.1 million increase in other noninterest expense which was partially offset by a $2.6 million decrease in federal insurance premiums. The increases in compensation and employee benefits and other noninterest expense is primarily attributable to increased costs associated with the mobilization of the Bank's retail efforts. The decrease in federal insurance premiums resulted from reductions in the rates charged by the FDIC on the Company's deposits insured by both the Bank Insurance Fund and the Savings Association Insurance Fund. The Legislation enacted to recapitalize the Savings Association Insurance Fund also provided for further reductions in premiums charged for deposits insured by the Savings Association Insurance Fund beginning January, 1997. As a result, the Company expects to realize further declines in the cost of federal deposit insurance premiums thereafter.

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

Provision for Real Estate Losses - Provisions for real estate losses totaled $4.6 million for 1994. During 1994, in connection with the acquisition of Farm & Home, a provision of $3.7 million was established. This provision represented a 25% reduction in net carrying value of REO to accommodate a change in strategy whereby Roosevelt would accelerate the disposition of Farm & Home's real estate portfolio. Additionally, during 1994, a $839,000 provision was recorded related to six non-residential real estate properties.


INCOME TAXES
Income taxes include federal income taxes and applicable state income taxes. Roosevelt's effective tax rates were 34.4%, 27.5% and 33.9% for 1996, 1995 and 1994, respectively. The principal reasons for the Company's effective tax rate being below the statutory rate for each year are the resolution of federal tax issues after completion of examinations by the Internal Revenue Service.

EXTRAORDINARY ITEMS
Roosevelt recorded losses on extraordinary items of $1.5 million and $7.8 million, net of income taxes, for 1996 and 1994, respectively. The 1996 loss was the result of two transactions. First, the Company called its 9.5% subordinated notes resulting in an $812,000 pre-tax loss. Second, the Company defeased its remaining 10.125% mortgage-backed bonds resulting in a pre-tax loss of approximately $1.4 million. The $7.8 million loss for 1994 was the result of three transactions. First, Roosevelt recorded a loss totaling $4.6 million relating to the retirement of a portion of its 10.125% mortgage-backed bonds. Second, Roosevelt recorded a loss totaling $2.6 million relating to the retirement of the 13.0% subordinated debentures previously issued by Farm & Home. Third, Roosevelt recorded a loss totaling $637,000 relating to the prepayment of advances from FHLB of Des Moines originally entered into by Farm & Home.

FINANCIAL CONDITION
Total assets decreased $1.2 billion or 13.5% to $7.8 billion at December 31, 1996 from $9.0 billion at December 31, 1995. In 1996 the Company continued to focus on its strategies of originating a larger percentage of its assets, diversifying its balance sheet from only mortgage and real estate related assets and expanding its retail deposit base with a simultaneous shift within that base toward checking and transaction accounts. Additional strategies to further the transition were undertaken primarily in the third and fourth quarters and included the removal of marginally profitable assets, lessening the use of higher cost wholesale fundings, simplifying the balance sheet by using fewer derivatives as synthetic alterations and increasing the capital to assets ratio so as to be better positioned to take advantage of future opportunities. All of these strategies were part of the Company's continuing efforts to transition itself from a traditional thrift to a full service retail bank and resulted not only in balance sheet shrinkage but also in changes in the composition of the balance sheet.

The Company originated approximately $1.4 billion and purchased an additional $291.6 million of loans in 1996 as compared to originations and purchases of $688.6 million and $321.1 million in 1995. Additionally, the Company securitized and sold approximately $210.0 million of long term fixed rate mortgages in 1996 and experienced principal repayments of approximately $897.0 million contributing to the growth in net loans in 1996 of $720.6 million. The 1996 originations included $796.6 million of adjustable rate mortgage loans, $318.4 million of fixed rate mortgage loans, $226.2 million of adjustable rate consumer loans and $65.6 million of fixed rate consumer loans. Consumer loans totaled $348.3 million or 8.1% of gross loans at December 31, 1996 versus $125.6 million or 3.5% at December 31, 1995. Total net loans were $4.3 billion or 55.1% of total assets at December 31, 1996 as compared to $3.6 billion or 39.7% at December 31, 1995.

The Company's total investment portfolios declined $2.0 billion or 38.8% to $3.2 billion at December 31, 1996 as compared to $5.2 billion at December 31, 1995. The Company transferred all held to maturity investment portfolios to the available for sale portfolio in December of 1996. This action was undertaken to provide the Company maximum flexibility to manage its portfolio. Proceeds from the sale of securities were used to fund loan originations and to repay short-term higher cost wholesale borrowings. Total investment securities represented 40.5% of total assets at December 31, 1996, down from 57.2% at December 31, 1995.

Total liabilities declined $1.2 billion or 14.3% to $7.3 billion at December 31, 1996 versus $8.5 billion at December 31, 1995. Growth in deposits of $439.6 million (including $228.2 million resulting from the three acquisitions completed in 1996) was more than offset by reductions in securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings totaling $1.7 billion. Total deposits represented 73.3% of total liabilities at December 31, 1996, as compared to 57.6% at December 31, 1995. The composition of deposits also changed. Demand deposits at December 31, 1996 represented 27.6% of total deposits as compared to 25.0% at December 31, 1995. Proceeds from the sales of mortgage loans and investment securities were used to repay, primarily in the fourth quarter, short-term higher cost wholesale borrowings.

ASSET QUALITY

Maintaining a low level of nonperforming assets is critical to the success of a financial institution. As the percentage of assets that are classified as nonperforming assets changes, so do expectations regarding interest income, potential provisions for losses and operating expenses incurred to manage and resolve these assets.

The following table sets forth the amounts and categories of nonperforming assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 74% of the unpaid principal balances at December 31, 1996) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 76% at December 31, 1996) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets. See the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

                                                               December 31,
                                        ---------------------------------------------------------
                                           1996        1995        1994        1993       1992
                                           ----        ----        ----        ----       ----
                                                          (dollars in thousands)
Nonperforming Assets

Nonaccruing loans:
  Residential                            $ 9,659    $  7,895    $  5,666    $  9,524    $ 12,249
  Commercial real estate                   1,968       1,415       1,626         985       7,988
  Consumer                                   597         193         269         217         217
                                          ------      ------      ------      ------      ------
    Total                                 12,224       9,503       7,561      10,726      20,454
                                          ------      ------      ------      ------      ------
Accruing loans delinquent more
  than 90 days:
  Residential                             10,126      10,500       4,598       4,056       2,110
  Commercial real estate                      --          --         482          --          --
  Consumer                                    --          --          --          --           4
  Land                                        --          --          --         360         394
                                          ------      ------      ------      ------      ------
    Total                                 10,126      10,500       5,080       4,416       2,508
                                          ------      ------      ------      ------      ------
Troubled-debt restructurings:
  Commercial real estate                      53         661       2,757       2,127       1,363
                                          ------      ------      ------      ------      ------
Foreclosed/Repossessed assets:
  Residential                              4,761       5,340       2,703       1,373       2,049
  Commercial real estate                   7,804      11,483      16,085      15,998      20,500
  Consumer                                   238          11          --          --          16
                                          ------      ------      ------      ------      ------
    Total                                 12,803      16,834      18,788      17,371      22,565
                                          ------      ------      ------      ------      ------
    Total nonperforming
      loans and REO                       35,206      37,498      34,186      34,640      46,890
    Total nonperforming loans
      and REO as a percentage
      of total assets                        .45%        .42%        .41%        .46%        .78%
                                          ======      ======      ======      ======      ======
Other than temporarily impaired
 mortgage-backed securities with
 approximately 76% of the underlying
 loans either current or less
 than 90 days delinquent                  41,828      43,429          --          --          --
                                          ------      ------      ------      ------      ------
Total "nonperforming assets"             $77,034    $ 80,927    $ 34,186    $ 34,640    $ 46,890
                                          ======      ======      ======      ======      ======
Total "nonperforming assets"
 as a percentage of total assets             .99%        .90%        .41%        .46%        .78%
                                          ======    ========      ======      ======      ======

Nonperforming assets have decreased $3.9 million to $77.0 million at December 31, 1996 as compared to $80.9 millon at December 31, 1995. Non-accruing loans increased $2.7 million, accruing loans delinquent more than 90 days decreased $374,000 and foreclosed repossessed assets decreased $4.0 million. Other than temporarily impaired mortgage-backed securities decreased $1.6 million. For a further discussion of such securities, see the caption entitled "Unrealized Losses on Impairment of Mortgage-Backed Securities Held to Maturity" under the heading "Results of Operations" for further details.

Not included in the preceding table is a private issuer mortgage-backed security with a carrying value of $5.1 million which was performing according to its contractual terms at December 31,1996. However, this security was determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been reduced to the point where the Company concluded it was not probable that the security would continue to perform to 100% of its contractual terms over the course of its remaining life. The security will be included in the preceding non-performing asset table in future periods when, and if, the remaining subordination is exhausted. The following table is a reconciliation of the amount of currently performing, other than temporarily impaired mortgage-backed securities at March 31, 1995 to such amount at December 31, 1996.

                                                                              (in millions)
      Amount of currently performing, other than temporarily impaired
      mortgage-backed securities at March 31, 1995                                $ 52.4

      Principal payments received                                                   (9.4)

      Addition of Guardian Pools 1990-1,1990-2, 1990-4, 1990-5, 1990-7, 1990-8
      and Lehman Pool 91-4 to the nonperforming asset table as subordination
      protection was absorbed between March 31, 1995 and December 31, 1996         (37.9)

      Amount outstanding of the currently performing, other than temporarily        ----
      impaired mortgage-backed security at December 31, 1996                      $  5.1
                                                                                    ====

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


ASSET/LIABILITY MANAGEMENT

The Company's primary objective regarding asset/liability management is to position the Company such that changes in interest rates do not have a material adverse impact upon net interest income or the net market value of the Company. See Note 3 - Fair Value Consolidated Balance Sheets of the Notes to Consolidated Financial Statements for additional information regarding the calculation of net market value. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). A portion of the duration matching strategy has involved, more historically than currently, the use of derivative financial instruments such as interest rate exchange agreements, interest rate cap and floor agreements and, to a much more limited extent, financial futures contracts. The Company uses derivative financial instruments solely for risk management purposes. None of the Company's derivative instruments are what are termed leveraged instruments. These types of instruments are riskier than the derivatives used by the Company in that they have embedded options that enhance their performance in certain circumstances but dramatically reduce their performance in other circumstances. The Company is not a dealer nor does it make a market in such instruments. The Company does not trade the instruments and the Board of Directors' approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

Net market value as prescribed by Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items. Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. Under SFAS 107 certain valuations, such as the estimated value of demand deposits, are not considered as part of the net market value calculation. As a result the Company calculates an economic net market which is comprised of net market value as calculated under SFAS 107 plus the estimated value of demand deposits. The economic net market value (including the estimated value of demand deposits totaling $33.2 million and $19.6 million at December 31, 1996 and 1995, respectively) as calculated by the Company increased to approximately $557.6 million at December 31, 1996 as compared to approximately $481.5 million at December 31, 1995. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

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

Utilizing this measurement concept, the interest rate risk of the Company at December 31, 1996 is as follows:

                                                                          (DOLLARS IN THOUSANDS)

Basis point changes in interest rates                       -200            -100            +100           +200
Change in net market value due to changes in
  interest rates (Company methodology)                  $(18,066)       $ (3,812)       $(11,229)      $(38,463)
Interest rate exposure deemed "normal" by the OTS      $(155,928)            N/A             N/A      $(155,928)

The Company's operating strategy is designed to avoid material negative changes in net market value. As of December 31, 1996, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net unrealized market value loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due primarily to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

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

The Company's one year cumulative gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was (2.51%) at December 31, 1996. A negative cumulative gap indicates that interest sensitive liabilities exceed interest sensitive assets at a specific date. In a rising interest rate environment institutions with negative maturity gaps generally will experience a more rapid increase in interest expense paid on liabilities than the interest income earned on assets. Conversely, in an environment of falling interest rates, interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive gap will have the opposite effect.

The following table presents the projected maturities and periods to repricing of the Company's rate sensitive assets and liabilities as of December 31, 1996, adjusted to account for anticipated prepayments.

                                                         Over 3          Over 1       Over 3
                                                         Months           Year         Years
                                          Up to 3       Through         Through       Through        Over
                                          Months         1 Year         3 Years       5 Years       5 Years        Total
                                         --------      ---------       ---------     ---------     ---------      -------
                                                                     (Dollars in Thousands)

ASSETS:
Mortgage loans and mortgage-backed
 securities:
 Balloon and adjustable rate first
   mortgage loans                     $  1,723,549    $ 2,445,512    $   604,528      $ 227,306    $  15,625    $ 5,016,520
 One to four family residential first
   mortgages and contracts                 186,969        147,191        429,465        281,251      586,266      1,631,142
 Five or more family residential and
   nonresidential first mortgages and
   contracts                                62,830         32,011         58,772         16,277       13,144        183,034
 Second mortgages                              787            124            163             28           14          1,116
Non-mortgage loans:
 Consumer                                  228,681         20,735         45,990         11,626       20,185        327,217
 Commercial                                 13,723          2,681          4,233            426           --         21,063
 Investments and interest bearing
  deposits                                 206,380          4,218          8,548         10,651        1,031        230,828
Premiums (discounts) and deferred
  loan fees, net                            23,027         12,252          6,966          3,488       12,293         58,026
                                        ----------      ---------      ---------        -------      -------      ---------
Total rate sensitive assets              2,445,946      2,664,724      1,158,665        551,053      648,558      7,468,946
                                        ----------      ---------      ---------        -------      -------      ---------
LIABILITIES:
    Fixed maturity deposits                753,849      1,610,511      1,165,995        238,506      102,544      3,871,405
    NOW, Super NOW, and other
     transaction accounts                   29,906         36,044         64,880         51,905      207,617        390,352
    Money market deposit accounts          796,046             --             --             --           --        796,046
    Passbook accounts                       27,202         26,207         47,172         37,737      150,950        289,268
    FHLB advances                        1,607,756        216,000          9,500          2,500        2,000      1,837,756
    Other borrowings                         3,095             --             --             --           --          3,095
                                        ----------      ---------      ---------        -------      -------      ---------
Total rate sensitive liabilities         3,217,854      1,888,762      1,287,547        330,648      463,111      7,187,922
Effect of interest rate floor
  agreements on rate sensitive
  liabilities                              350,000       (150,000)      (200,000)            --           --             --
                                        ----------      ---------      ---------        -------      -------      ---------
  Total rate sensitive liabilities
  adjusted for impact of interest
  rate floor agreements                  3,567,854      1,738,762      1,087,547        330,648      463,111      7,187,922
                                        ----------      ---------      ---------        -------      -------      ---------
Maturity gap                          $ (1,121,908)   $   925,962    $    71,118      $ 220,405    $ 185,447    $   281,024
                                        ==========      =========      =========        =======      =======      =========
Gap as a percent of total assets            (14.39)%        11.88%          (.91)%         2.83%        2.38%
                                        ==========      =========      =========        =======      =======
Cumulative maturity gap               $ (1,121,908)   $  (195,946)   $  (124,828)     $  95,577    $ 281,024
                                        ==========      =========      =========        =======      =======
Cumulative gap as a percent of
  total assets                              (14.39)%        (2.51)%        (1.60)%         1.23%        3.61%
                                        ==========      =========      =========        =======      =======

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

                                        PREPAYMENT ASSUMPTIONS
MORTGAGE LOAN            --------------------------------------------------
INTEREST RATE             OVER 10 TO 20 YEARS            20 YEARS AND OVER
-------------            ---------------------          -------------------

Less than 8%                     8.00%                          8.00%
8 to 10%                        23.00                          23.00
10 to 12%                       22.00                          22.00
12 to 14%                       22.00                          22.00
14 to 16%                       22.00                          22.00
16% and over                    22.00                          22.00

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


LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.05%, 5.64%, and 5.91% at December 31, 1996, 1995, and 1994, respectively.

The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $125.2 million for the year ended December 31, 1996 Net cash related to investing activities, consisting primarily of purchases of mortgage-backed securities and originations and purchases of loans, offset by principal repayments on mortgage-backed securities and loans and sales of mortgage-backed securities available for sale, provided $1.5 billion for the year ended December 31, 1996. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of deposits receipts over withdrawals, utilized $1.6 billion for the year ended December 31, 1996.

At December 31, 1996, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $27.8 million and adjustable-rate mortgages of approximately $66.5 million. At December 31, 1996, the Company had outstanding commitments to purchase and sell mortgage-backed securities of approximately $199.3 million and $160.0 million, respectively. The Company expects to satisfy such commitments through its primary source of funds.

OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account. Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year up to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core, or total capital exceeds its fully phased-in capital requirement, as measured at the beginning of the calendar year. As of December 31, 1996, the Bank's excess capital over its fully phased-in core capital requirement was approximately $192.0 million. The Company is also subject to Delaware law which limits dividends to an amount equal to the excess of a corporation's net assets over paid-in capital or, if there is no excess, to its net profits for the current and immediately preceding fiscal year. See "Regulation -- Limitations on Dividends and Other Capital Distributions."

Certain liquidity risks are inherent in asset/liability management. Such risks include, among others, changes in interest rates, which can cause margin calls on reverse repurchase agreements as a result of changes in the value of collateral, and timing delays when the receipt of interest, principal or repayments on loans and mortgage-backed securities does not correspond with the timing of the funding of the related liability. The Company has implemented policies through which it endeavors to manage these liquidity risks. Liquidity is maintained at levels which exceed the amounts required for regulatory purposes.

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

IMPACT OF PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

                                            SELECTED QUARTERLY FINANCIAL DATA
                                                       (UNAUDITED)

                                                                     QUARTERS ENDED IN 1996
                                                 ---------------------------------------------------------------
                                                  MARCH 31           JUNE 30       SEPT. 30             DEC. 31
                                                 ----------         ---------     ----------           ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total interest income                             $ 166,143         $ 162,280      $ 160,588           $ 151,300
Total interest expense                              119,769           118,984        117,257             106,714
                                                   --------          --------       --------            --------
  Net interest income                                46,374            43,296         43,331              44,586
Provision for losses on loans                          (300)             (300)          (300)               (362)
Noninterest income excluding net gain (loss) from
  financial instruments                               8,177             9,755         11,022              11,713
Net gain (loss) from financial instruments              341               521          1,781             (79,277)
Noninterest expense                                 (21,718)          (23,428)       (52,858)            (25,405)
                                                   --------          --------       --------            --------
Income (loss) before income tax expense
  and extraordinary item                             32,874            29,844          2,976             (48,745)
Income tax expense (benefit)                         11,309            10,116          1,016             (16,606)
                                                   --------          --------       --------            --------
Income (loss) before extraordinary item              21,565            19,728          1,960             (32,139)
Extraordinary item                                       --                --         (1,452)                 --
                                                   --------          --------       --------            --------
Net income (loss)                                 $  21,565         $  19,728      $     508           $ (32,139)
                                                   ========          ========       ========            ========
Net income (loss) attributable to common stock    $  20,508         $  18,671      $    (541)          $ (33,186)
                                                   ========          ========       ========            ========

Primary earnings per share:
  Income (loss) before extraordinary item         $    0.48         $    0.44      $    0.02           $   (0.76)
  Extraordinary item                                     --                --          (0.03)                 --
                                                   --------          --------       --------            --------
    Net income (loss)                             $    0.48         $    0.44      $   (0.01)          $   (0.76)
                                                   ========          ========       ========            ========

Fully-diluted earnings per share:
  Income (loss) before extraordinary item         $    0.46         $    0.42      $    0.02           $   (0.76)
  Extraordinary item                                     --                --          (0.03)                 --
                                                   --------          --------       --------            --------
    Net income (loss)                             $    0.46         $    0.42      $   (0.01)          $   (0.76)
                                                   ========          ========       ========            ========

                                                                     QUARTERS ENDED IN 1995
                                                 ---------------------------------------------------------------
                                                  MARCH 31           JUNE 30       SEPT. 30             DEC. 31
                                                 ----------         ---------     ----------           ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total interest income                             $ 156,436         $ 162,576      $ 163,920           $ 164,863
Total interest expense                              108,123           116,893        120,700             120,717
                                                   --------          --------       --------            --------
  Net interest income                                48,313            45,683         43,220              44,146
Provision for losses on loans                          (300)             (300)          (300)               (300)
Noninterest income (loss) excluding
  net gain (loss) from financial instruments        (19,480)            7,443          8,872               6,241
Net gain (loss) from financial instruments          (32,804)          (22,935)         1,620              (4,097)
Noninterest expense                                 (21,493)          (21,740)       (20,875)            (23,558)
                                                   --------          --------       --------            --------
Income (loss) before income tax expense
  and extraordinary item                            (25,764)            8,151         32,537              22,432
Income tax expense (benefit)                         (9,589)            2,291         11,040               6,516
                                                   --------          --------       --------            --------
Net income (loss)                                 $ (16,175)        $   5,860      $  21,497           $  15,916
                                                   ========          ========       ========            ========
Net income (loss) attributable to common stock    $ (17,247)        $   4,803      $  20,440           $  14,859
                                                   ========          ========       ========            ========

Primary earnings (loss) per share                 $   (0.43)        $    0.12      $    0.50           $    0.37
                                                   ========          ========       ========            ========

Fully-diluted earnings (loss) per share           $   (0.43)        $    0.12      $    0.47           $    0.35
                                                   ========          ========       ========            ========

Net gain (loss) from financial instruments for the quarter ended December 31, 1996 was impacted by the recognition of previously deferred expense related to the termination of interest rate exchange, cap and floor agreements of $80.5 million. Noninterest expense for the quarter ended September 30, 1996 was impacted by the one-time SAIF assessment of $27.4 million. See notes 15 and 19 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis-Results of Operations" for further discussion.

Net gain (loss) from financial instruments was impacted by $(34.0) million, $(27.8) million, $135,000 and $(9.5) million for the quarters ended March 31, June 30, September 30 and December 31, 1995, respectively as a result of the mark to market of the Company's financial futures positions used to reduce the interest rate risk of certain mortgage-backed securities in the available for sale portfolio. Non-interest income for the quarter ended March 31, 1995 was impacted by a $27.1 million impairment charge related to certain mortgage-backed securities. See Notes 5 and 15 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis-Results of Operations" for further discussion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors
Roosevelt Financial Group, Inc.
Chesterfield, Missouri:

We have audited the accompanying consolidated balance sheets of Roosevelt Financial Group, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roosevelt Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited, in accordance with generally accepted auditing standards, the supplemental fair value consolidated balance sheets of the Company as of December 31, 1996 and 1995. As described in Note 3, the supplemental fair value consolidated balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost consolidated balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental fair value consolidated balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the fair values presented. In our opinion, the supplemental fair value consolidated balance sheets referred to above present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP


St. Louis, Missouri
January 20, 1997


                                                   ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (dollars in thousands)

                                                                                                       December 31,
                                                                                           --------------------------------

                                                                                               1996                 1995
                                                                                           -----------          -----------
                                       ASSETS

Cash and cash equivalents                                                                  $    48,642          $    15,433
Securities available for sale:
      Investment securities                                                                    183,227              159,857
      Mortgage-backed securities                                                             2,974,530            1,446,604
Securities held to maturity:
      Investment securities                                                                         --              119,186
      Mortgage-backed securities                                                                    --            3,430,954
Loans                                                                                        4,298,469            3,577,892
Real estate owned                                                                               12,438               15,433
Office properties and equipment, net                                                            54,966               52,466
Other assets                                                                                   224,140              195,236
                                                                                             ---------            ---------
                                                                                           $ 7,796,412          $ 9,013,061
                                                                                             =========            =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 5,347,071          $ 4,907,497
Securities sold under agreements to repurchase                                                   3,095            1,082,814
Advances from Federal Home Loan Bank                                                         1,837,756            2,377,138
Other borrowings                                                                                    --               47,523
Other liabilities                                                                              111,063              101,183
                                                                                             ---------            ---------
        Total liabilities                                                                    7,298,985            8,516,155
                                                                                             ---------            ---------
Stockholders' equity:
      Preferred stock - $.01 par value; $50 preference value; 6.5% non-cumulative perpetual convertible; aggregate preference value of $64,441 and $65,050 at December 31, 1996 and 1995, respectively; 3,000,000 shares authorized and 1,288,825 and 1,301,000 shares issued and outstanding
       at December 31, 1996 and 1995, respectively                                                  13                   13
      Common stock - $.01 par value; 90,000,000 shares authorized;
       44,183,124 and 41,991,701 shares issued
       and outstanding at December 31, 1996 and 1995, respectively                                 442                  420
      Paid-in capital                                                                          298,283              262,381
      Retained earnings - subject to certain restrictions                                      202,550              223,606
      Unrealized gain (loss) on securities available for sale,
       net of taxes                                                                             (2,226)              12,019
      Unamortized restricted stock awards                                                       (1,635)              (1,533)
                                                                                             ---------            ---------
           Total stockholders' equity                                                          497,427              496,906
                                                                                             ---------            ---------
                                                                                           $ 7,796,412          $ 9,013,061
                                                                                             =========            =========

                                    See accompanying notes to consolidated financial statements.

                                                   ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollars in thousands, except per share information)
                                                                                        Year Ended December 31,
                                                                     ---------------------------------------------------------
                                                                        1996                   1995                    1994
                                                                     ---------               ---------               ---------
Interest income:
   Loans                                                             $ 303,304               $ 252,071               $ 206,467
   Securities available for sale                                       109,784                 135,444                 137,933
   Securities held to maturity                                         225,415                 259,262                 179,168
   Securities held for trading                                              --                      --                   6,460
   Other                                                                 1,808                   1,018                   3,258
                                                                     ---------               ---------               ---------
     Total interest income                                             640,311                 647,795                 533,286
                                                                     ---------               ---------               ---------
Interest expense:
   Deposits                                                            249,820                 233,836                 200,190
   Other borrowings                                                    194,270                 223,508                 138,915
   Interest rate exchange agreements, net                               18,634                   9,089                   8,469
                                                                     ---------               ---------               ---------
     Total interest expense                                            462,724                 466,433                 347,574
                                                                     ---------               ---------               ---------
     Net interest income                                               177,587                 181,362                 185,712
Provision for losses on loans                                            1,262                   1,200                  12,432
                                                                     ---------               ---------               ---------
       Net interest income after provision for losses on loans         176,325                 180,162                 173,280
                                                                     ---------               ---------               ---------
Noninterest income (loss):
   Retail banking fees                                                  17,157                  10,706                   8,682
   Insurance and brokerage sales commissions                             8,494                   7,506                   6,538
   Loan servicing fees, net                                             10,982                   7,401                   7,359
   Net loss from financial instruments                                 (76,634)                (58,216)                (10,660)
   Gain on sales of real estate acquired for development and sale        1,633                   1,656                   3,414
   Gain on sale of loan servicing rights                                    --                   1,510                      --
   Unrealized losses on impairment of mortgage-backed securities            --                 (27,063)                     --
   Other                                                                 2,401                   1,360                   1,923
                                                                     ---------               ---------               ---------
     Total noninterest income (loss)                                   (35,967)                (55,140)                 17,256
                                                                     ---------               ---------               ---------
Noninterest expense:
   General and administrative:
     Compensation and employee benefits                                 42,304                  34,780                  42,570
     Occupancy                                                          18,081                  18,758                  23,939
     Federal deposit insurance premiums                                  9,145                  11,743                  12,018
     Savings Association Insurance Fund special assessment              27,410                      --                      --
     Other                                                              26,469                  22,385                  32,468
                                                                     ---------               ---------               ---------
       Total general and administrative                                123,409                  87,666                 110,995
   Provision for real estate losses                                         --                      --                   4,581
                                                                     ---------               ---------               ---------
       Total noninterest expense                                       123,409                  87,666                 115,576
                                                                     ---------               ---------               ---------
         Income before income tax expense and extraordinary items       16,949                  37,356                  74,960
Income tax expense                                                       5,835                  10,258                  25,384
                                                                     ---------               ---------               ---------
         Income before extraordinary items                              11,114                  27,098                  49,576
Extraordinary items                                                     (1,452)                     --                  (7,849)
                                                                     ---------               ---------               ---------
         Net income                                                  $   9,662               $  27,098               $  41,727
                                                                     =========               =========               =========

         Net income attributable to common stock                     $   5,452               $  22,855               $  36,543
                                                                     =========               =========               =========
Per share data:
   Primary earnings per share:
     Income before extraordinary items                                 $  0.16                 $  0.56                 $  1.17
     Extraordinary items                                                 (0.03)                     --                   (0.21)
                                                                       -------                 -------                 -------
        Net income                                                     $  0.13                 $  0.56                 $  0.96
                                                                       =======                 =======                 =======
   Fully diluted earnings per share:
     Income before extraordinary items                                 $  0.16                 $  0.56                 $  1.15
     Extraordinary items                                                 (0.03)                     --                   (0.21)
                                                                       -------                 -------                 -------
         Net income                                                    $  0.13                 $  0.56                 $  0.94
                                                                       =======                 =======                 =======

                                    See accompanying notes to consolidated financial statements.


                                         ROOSEVELT FINANCIAL GROUP, INC.
                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                             (DOLLARS IN THOUSANDS)
                                                           Preferred stock          Common stock
                                                       --------------------    -----------------------
                                                                                                         Paid-in     Retained
                                                         Shares      Amount     Shares          Amount   capital     earnings
                                                       ----------    ------    ----------       ------   --------    --------
Balance, December 31, 1993                              2,492,440     $ 25     10,291,922        $103    $179,979    $186,780
Net income (including pooled company)                          --       --             --          --          --      41,727
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock                   319,000        3             --          --      21,270          --
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.                       --       --      1,121,142          11      48,220          --
Issuance of common stock for stock options and
  employee stock plans                                         --       --      1,294,991          13       5,932          --
Three-for-one stock split                                      --       --     25,157,436         252        (252)         --
Cash dividends declared (including pooled company):
    Common stock                                               --       --             --          --          --     (13,944)
    Preferred stock                                            --       --             --          --          --      (5,184)
Purchase of common stock for treasury                          --       --             --          --          --          --
Unrealized loss on securities available
  for sale, net (including pooled company)                     --       --             --          --          --          --
Other pre-merger transactions of pooled company        (1,492,440)     (15)     2,308,036          23         506          --
                                                       ----------     ----     ----------        ----    --------    --------
Balance, December 31, 1994                              1,319,000       13     40,173,527         402     255,655     209,379
Net income                                                     --       --             --          --          --      27,098
Purchase of common stock for treasury                          --       --             --          --          --          --
Issuance of common stock for stock options and
  employee stock plans                                         --       --        243,763           3       1,531      (1,572)
Issuance of common stock in the acquisition of
 Kirksville Bancshares, Inc.                                   --       --      1,521,435          15       5,426      15,475
Exchange of preferred stock for common stock              (18,000)      --         52,976          --        (231)         --
Amortization of restricted stock awards                        --       --             --          --          --          --
Cash dividends declared:
    Common stock                                               --       --             --          --          --     (22,531)
    Preferred stock                                            --       --             --          --          --      (4,243)
Unrealized gain on securities available for sale, net          --       --             --          --          --          --
                                                       ----------     ----     ----------        ----    --------    --------
Balance, December 31, 1995                              1,301,000       13     41,991,701         420     262,381     223,606
Net income                                                     --       --             --          --          --       9,662
Purchase of common stock for treasury                          --       --             --          --          --          --
Issuance of common stock for stock options and
 employee stock plans                                          --       --        219,991           2       2,748        (205)
Issuance of common stock for acquisitions                      --       --      1,925,776          19      33,155          --
Exchange of preferred stock for common stock              (12,175)      --         45,656           1          (1)         --
Amortization of restricted stock awards                        --       --             --          --          --          --
Cash dividends declared:
  Common stock                                                 --       --             --          --          --     (26,303)
  Preferred stock                                              --       --             --          --          --      (4,210)
Unrealized loss on securities available for sale, net          --       --             --          --          --          --
                                                       ----------     ----     ----------        ----    --------    --------
Balance, December 31, 1996                              1,288,825     $ 13     44,183,124        $442    $298,283    $202,550
                                                       ==========     ====     ==========        ====    ========    ========

                             See accompanying notes to consolidated financial statements.


                                                    52



                                         ROOSEVELT FINANCIAL GROUP, INC.
                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                             (DOLLARS IN THOUSANDS)

                                                                                        Unrealized
                                                                                       gain (loss)
                                                                                      on securities
                                                              Treasury stock          available for     Unamortized      Total
                                                         -------------------------      sale, net       restricted    stockholders'
                                                           Shares         Amount        of taxes       stock awards      equity
                                                         ----------     ----------    -------------    ------------   ------------

Balance, December 31, 1993                                     --        $    --      $     11,575        $     --       $ 378,462
Net income (including pooled company)                          --             --                --              --          41,727
Issuance of 319,000 shares of 6.5% non-cumulative
  perpetual convertible preferred stock                        --             --                --              --          21,273
Issuance of common stock in the acquisition of
  Home Federal Bancorp of Missouri, Inc.                       --             --                --              --          48,231
Issuance of common stock for stock options and
  employee stock plans                                         --             --                --              --           5,945
Three-for-one stock split                                      --             --                --              --              --
Cash dividends declared (including pooled company):
    Common stock                                               --             --                --              --         (13,944)
    Preferred stock                                            --             --                --              --          (5,184)
Purchase of common stock for treasury                      (10,000)         (150)               --              --            (150)
Unrealized loss on securities available
  for sale, net (including pooled company)                      --            --           (35,248)             --         (35,248)
Other pre-merger transactions of pooled company                 --            --                --              --             514
                                                         ---------       -------      ------------        --------      ----------
Balance, December 31, 1994                                 (10,000)         (150)          (23,673)             --         441,626
Net income                                                      --            --                --              --          27,098
Purchase of common stock for treasury                     (214,500)       (3,426)               --              --          (3,426)
Issuance of common stock for stock options and
  employee stock plans                                     209,976         3,345                --          (1,621)          1,686
Issuance of common stock in the acquisition
 of Kirksville Bancshares, Inc.                                 --            --                --              --          20,916
Exchange of preferred stock for common stock                14,524           231                --              --              --
Amortization of restricted stock awards                         --            --                --              88              88
Cash dividends declared:
    Common stock                                                --            --                --              --         (22,531)
    Preferred stock                                             --            --                --              --          (4,243)
Unrealized gain on securities available for sale, net           --            --            35,692              --          35,692
                                                         ---------       -------      ------------        --------      ----------
Balance, December 31, 1995                                      --            --            12,019          (1,533)        496,906
Net income                                                      --            --                --              --           9,662
Purchase of common stock for treasury                      (57,000)         (923)               --              --            (923)
Issuance of common stock for stock options
 and employee stock plans                                   57,000           923                --            (242)          3,226
Issuance of common stock for acquisitions                       --            --                --              --          33,174
Exchange of preferred stock for common stock                    --            --                --              --              --
Amortization of restricted stock awards                         --            --                --             140             140
Cash dividends declared:
  Common stock                                                  --            --                --              --         (26,303)
  Preferred stock                                               --            --                --              --          (4,210)
Unrealized loss on securities available for sale, net           --            --           (14,245)             --         (14,245)
                                                         ---------       -------      ------------        --------      ----------
Balance, December 31, 1996                                      --       $    --      $     (2,226)       $ (1,635)     $  497,427
                                                         =========       =======      ============        ========      ==========




                               See accompanying notes to consolidated financial statements.

                                                   ROOSEVELT FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                                                             Year Ended December 31,
                                                                              ----------------------------------------------------
                                                                                  1996               1995                1994
                                                                              -----------        ------------         ------------

Cash flows from operating activities:
 Net income                                                                   $     9,662        $     27,098         $     41,727
 Adjustments to reconcile net income to net
   cash provided by operating activities:
      Extraordinary loss on early extinguishment of debt                            1,452                  --                7,849
      Recognition of previously deferred expense related to the
        termination of interest rate exchange agreements                           80,468                  --                   --
      Depreciation and amortization                                                 4,668               4,294                5,814
      Amortization of discounts and premiums, net                                  41,709               9,900               16,383
      Decrease (increase) in accrued interest receivable                            8,169              (7,645)              (2,310)
      (Decrease) increase in accrued interest payable                             (14,845)             11,119               (1,023)
      Provision for losses on loans and real estate                                 1,262               1,200               17,013
      Unrealized losses on impairment of mortgage-backed securities                    --              27,063                   --
      (Increase) in securities held for trading, net                                   --                  --              (87,138)
      Decrease in loans receivable held for sale, net                                  --                  --               86,579
      Other, net                                                                   (7,371)            (31,514)              22,674
                                                                              -----------        ------------         ------------
         Net cash provided by operating activities                                125,174              41,515              107,568
                                                                              -----------        ------------         ------------
Cash flows from investing activities:
   Principal payments and maturities of securities available for sale             228,942             126,291              313,775
   Principal payments and maturities of securities held to maturity               941,702             835,059              783,067
   Principal payments on loans                                                    897,046             699,307              727,348
   Proceeds from sales of securities available for sale                         2,317,700             945,941            2,633,590
   Proceeds from sales of loans                                                    30,211                  --                   --
   Purchase of securities available for sale                                     (617,089)           (737,735)          (2,905,255)
   Purchase of securities held to maturity                                       (573,971)         (1,234,320)          (1,312,918)
   Purchase of loans                                                             (291,556)           (321,097)            (146,772)
   Originations of loans                                                       (1,406,742)           (688,576)            (680,794)
   Fees paid for interest rate cap and floor agreements, net                      (43,642)                 --              (35,078)
   Net proceeds from sales of real estate                                          10,408              10,889                9,253
   Purchase of office properties and equipment                                     (4,890)             (2,402)              (7,556)
   (Purchase) sale of purchased mortgage servicing rights, net                    (41,846)              3,971                   --
   Cash and cash equivalents from acquisitions, net of cash paid                   11,303             (19,201)              31,087
   Payments on sales or exchanges of branch deposits, net                              --                  --              (67,337)
   Proceeds from sale of loan production facilities                                    --                  --               75,150
                                                                              -----------        ------------         ------------
         Net cash provided by (used in) investing activities                    1,457,576            (381,873)            (582,440)
                                                                              -----------        ------------         ------------
Cash flows from financing activities:
   Repayment of mortgage-backed bonds                                                  --                  --              (60,820)
   Redemption of subordinated notes                                               (28,750)                 --              (31,022)
   Defeasance of mortgage-backed bonds                                            (21,048)                 --              (72,375)
   Proceeds from FHLB advances                                                 17,952,500          15,513,000           14,551,256
   Principal payments on FHLB advances                                        (18,500,000)        (14,851,000)         (14,115,980)
   Fees paid for termination of interest rate exchange agreements, net            (50,791)                 --                   --
   Excess of deposit receipts over withdrawals (withdrawals over receipts)        210,162            (173,894)            (578,888)
   (Decrease) increase in securities sold under agreements
    to repurchase, net                                                         (1,082,098)           (125,313)             617,726
   Proceeds from issuance of preferred stock                                           --                  --               21,273
   Proceeds from exercise of stock options                                          1,920               1,107                6,459
   Purchase of treasury stock                                                        (923)             (3,426)                (150)
   Cash dividends paid                                                            (30,513)            (26,789)             (18,056)
                                                                              -----------        ------------         ------------
         Net cash (used in) provided by financing activities                   (1,549,541)            333,685              319,423
                                                                              -----------        ------------         ------------
Net increase (decrease) in cash and cash equivalents                               33,209              (6,673)            (155,449)
Cash and cash equivalents at beginning of year                                     15,433              22,106              177,555
                                                                              -----------        ------------         ------------
Cash and cash equivalents at end of year                                      $    48,642        $     15,433         $     22,106
                                                                              ===========        ============         ============

                                                                    (Continued)

SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED STATEMENTS OF
CASH FLOWS

The Company paid interest of $477.6 million, $455.3 million, and $348.6 million during 1996, 1995, and 1994, respectively. The Company paid income taxes of $28.7 million, $37.1 million, and $6.5 million during 1996, 1995, and 1994, respectively.

Cash and cash equivalents obtained from acquisitions, net of cash paid, are summarized as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                         1996                1995                 1994
                                                                         ----                ----                 ----
                                                                                        (in thousands)

   Fair value of assets purchased                                     $(267,477)          $ (98,763)          $  (556,990)
   Liabilities assumed                                                  234,303              73,731               491,755
   Issuance of common stock                                              33,174                 --                 48,231
                                                                      ---------           ---------           -----------
   Cash received (paid) from acquisitions                                    --             (25,032)              (17,004)
   Cash and cash equivalents acquired                                    11,303               5,831                48,091
                                                                      ---------            --------           -----------
   Cash and cash equivalents from acquisitions,
       net of cash paid                                               $  11,303           $ (19,201)          $    31,087
                                                                      =========           =========           ===========

Noncash investing and financing activities are summarized below:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                         1996                1995                 1994
                                                                         ----                ----                 ----
                                                                                        (in thousands)

   Noncash transfers from securities held for
      trading to securities available for sale                        $      --            $     --           $   242,429
   Noncash transfers from securities available for
      sale to securities held to maturity                                    --                  --               107,318
   Noncash transfers from securities held to maturity to
      securities available for sale                                   3,169,728              85,165                26,368
   Desecuritization resulting in transfer of mortgage-backed
      securities held to maturity to loans and real estate owned             --              33,603                    --
   Securitization of loans held for sale                                210,083                  --                    --
   Redesignation of interest rate exchange and cap agreements to
      securities available for sale                                      42,131               4,369                    --



                                 See accompanying notes to consolidated financial statements.

                  ROOSEVELT FINANCIAL GROUP, INC.
                          AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company); its three wholly-owned subsidiaries, Roosevelt Bank (the Bank), Missouri State Bank and Trust Company (MSB), a Missouri-chartered bank, and F & H Realty (Realty), a Missouri-chartered real estate investment company; and the Bank's and MSB's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation. Results of operations of companies acquired and accounted for as purchases are included from their respective dates of acquisition. When acquired in a pooling of interests transaction, current and prior period financial statements are restated to include the accounts of the acquired companies, if significant.

In preparing the consolidated financial statements, management of the Company is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowances for losses on loans and real estate.

Investment and Mortgage-Backed Securities

At the time of purchase, debt and equity securities are segregated into one of three categories: trading, held to maturity, or available for sale.

Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Unrealized gains and losses on trading securities are included in earnings.

Securities classified as held to maturity are accounted for at cost, adjusted for the amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity for investment securities, or the estimated life of mortgage-backed securities using the level-yield method because the Company has both the ability and the intent to hold such securities to maturity.

Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders' equity until realized.

Unrealized losses on all debt securities are recognized if any market valuation differences are deemed to be other than temporary.

Derivative Financial Instruments

The Company uses derivative financial instruments as part of its overall interest rate risk strategy. Derivative financial instruments which have been utilized by the Company include interest rate exchange agreements (swaps), interest rate cap, floor, and collar agreements, and to a lesser extent, financial futures contracts. Interest rate swap, cap, floor, and collar agreements have been used to synthetically alter the rate and/or term characteristics of specified interest-bearing assets or liabilities. Financial futures contracts have been used to achieve a position whereby the estimated exposure of a certain position to interest rate movements is offset by approximately equal, but opposite, results in the financial futures contracts.

Interest rate swaps are agreements to exchange interest payment streams on an agreed upon notional amount. Typically, the Company pays a fixed rate and receives a variable rate based upon a specified floating rate index. The Company makes no interest payments on its interest rate cap, floor, and collar agreements but is entitled to receive an interest payment on an agreed upon notional amount when the agreements are "in the money" (e.g. when the specified floating rate index exceeds or falls below, respectively, a rate specified in the agreement). All such receipts or payments are recorded as a net component of interest expense in the accompanying consolidated financial statements.

The Company has entered into interest rate swap, cap, floor, or collar agreements with nationally recognized commercial and investment banking firms or the Federal Home Loan Bank. Typically, the Company pays a fee (premium) to enter an interest rate cap, floor, or collar agreement which is capitalized and then amortized over the life of the agreement on a straight-line basis.
No such premium is paid to enter into swap agreements. At the time the agreements are initiated, the Company designates which assets or liabilities are being synthetically altered by the agreement. Agreements which have been designated against available for sale assets are thereafter reported at their fair value with unrealized gains or losses reflected as a separate component of stockholders' equity. Agreements designated against other interest-bearing assets or liabilities are reported at amortized cost.

Gains and losses resulting from terminated interest rate swap agreements or interest rate cap, floor, and collar agreements that are in the money are recognized consistent with the gain or loss on the asset or liability that was being synthetically altered by the agreement. To the extent that the designated asset or liability still exists, any gain or loss on the termination of the agreement is deferred and amortized over the shorter term of the remaining contractual life of the agreement or remaining life of the asset or liability. Gains and losses resulting from terminated interest rate cap, floor, and collar agreements that are not in the money are recognized at the time of termination. Interest rate cap, floor, and collar agreements may be redesignated to different assets or liabilities during their lives. At the time of redesignation, the agreements are marked-to-market with the resulting gain or loss being deferred and amortized as if the agreement were canceled.

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS 114). SFAS 114 addresses the accounting by creditors for impairment of certain loans by specifying how the allowance for loan losses related to such loans should be determined. As SFAS 114 does not apply to residential mortgage and consumer loans which are collectively evaluated for impairment and which represent in excess of 95% of the Company's total loan portfolio, the initial and continuing application of SFAS 114 has had no significant impact on the Company's consolidated financial statements. Relative to the Company's commercial real estate loan portfolio, a loan is considered to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the underlying value of the collateral.

Loans Serviced for Others

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). Accordingly, the Company recognizes as separate assets the rights to service mortgage loans, whether the rights are acquired through purchases of servicing or through the origination or purchase of loans with a definitive plan to sell or securitize the loans with servicing retained. The fair value of capitalized servicing rights assigned to such purchased or originated loans is based upon the present value of estimated future cash flows associated with the servicing. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. For purposes of measuring impairment, the Company stratifies its servicing rights based upon the interest rate characteristics of the underlying loans, and compares the fair value for each strata to the unamortized recorded value. The fair value is based upon the net present value of expected future cash flows discounted at a rate commensurate with the risks involved. The Company's adoption of SFAS 122 did not have a material impact on the Company's consolidated financial statements.

Servicing fees related to loans serviced for others are recognized when loan payments are received. Ancillary income from loan servicing is recorded when received. Operational costs to service such loans are charged to expense as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The capitalized costs of mortgage servicing rights are amortized over the estimated remaining lives of the underlying loans using the level-yield method. Amortization of mortgage servicing rights is recorded as a component of "Loan servicing fees, net" in the consolidated statements of operations.

Real Estate Owned

Real estate owned includes properties acquired through foreclosure and properties acquired for development and sale. Real estate acquired through foreclosure is transferred to real estate owned at fair value, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in an allowance for losses on real estate. Real estate acquired for development and sale is carried at the lower of cost or net realizable value.

Allowances for Losses

Allowances for losses on loans and real estate owned are established when a loss is probable and can be reasonably estimated. These allowances are provided based on past experience and the prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, and holding and selling costs. Provisions for loan losses are recorded to maintain the Company's overall allowance for loan losses within an acceptable range to cover probable credit losses inherent in the portfolio.

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

Earnings Per Share

Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. The average number of common shares and common equivalent shares outstanding for 1996, 1995, and 1994 was 42,698,851, 40,620,932, and 37,943,933, respectively.

Fully diluted earnings per share has been computed using the weighted average number of common shares and common equivalent shares, including the effect of the assumed conversion of convertible preferred stock into common stock, if dilutive. The average number of common shares and common equivalent shares outstanding for 1996, 1995, and 1994 for the purpose of calculating fully diluted earnings per share was 42,731,792, 40,628,697, and 39,005,360, respectively.

Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and other highly liquid debt instruments with an initial maturity of three months or less.

Impact of Prospective Accounting Pronouncements

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

SFAS 125 extends the "available-for-sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips, or residual interests in securitization trusts that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

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

(2)  BUSINESS COMBINATIONS

During the fourth quarter of 1996, the Company completed the acquisitions of Community Charter Corporation (CCC), Sentinel Financial Corporation (Sentinel), and Mutual Bancompany, Inc. (Mutual). A total of 1,925,776 shares of the Company's common stock were issued in connection with these acquisitions. Total assets of the acquired institutions were approximately $269.4 million. These transactions were structured to qualify as tax free reorganizations and were accounted for under the purchase method of accounting. Operating results of the acquired entities are included in the accompanying consolidated statements of operations from their respective acquisition dates and are not material to the consolidated financial statements.

During the fourth quarter of 1995, the Company completed the acquisitions of Kirksville Bancshares, Inc. (Kirksville) and WSB Bancorp, Inc. (WSB). A total of 1,521,435 shares of the Company's common stock were issued in connection with the Kirksville transaction, which was accounted for as a pooling of interests. The Company paid a total cash consideration of approximately $25.0 million in a purchase transaction to acquire WSB. Total assets of the acquired institutions were approximately $227.6 million. These transactions were structured to qualify as tax free reorganizations. The effect of these transactions was not material to the consolidated financial statements and operating results of the acquired entities are included since the respective acquisition dates.

On June 30, 1994, the Company completed the acquisition of Farm & Home Financial Corporation (Farm & Home) whose assets totaled $3.1 billion. As a result of this transaction, the Company issued 17,993,838 shares of common
stock.   The transaction was structured to qualify as a tax free
reorganization.   The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company include the results of Farm & Home for all periods presented.

Other acquisition and sale activity of Farm & Home during 1994 is summarized as follows:


                      Nature                           Items Sold,
Date              of Transactions                  Purchased, or Exchanged                      Cash Consideration
----              ---------------                  -----------------------                      ------------------
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

June 3, 1994      Sale of deposit accounts         $13.6 million of branch deposits             Paid $13.4 million
                  of branch                        and $177,000 of related deposit
                                                   account loans

On April 22, 1994, the Company completed the acquisition of Home Federal Bancorp of Missouri, Inc. (Home Bancorp). Each holder of the common stock of Home Bancorp received 0.4945 of a share of common stock of the Company on a pre-split basis and $7.50 in cash for each share of Home Bancorp common stock held for a total consideration of $68.3 million. Home Bancorp's total consolidated assets were $532.7 million. The transaction was structured to qualify as a tax free reorganization. The transaction was accounted for under the purchase method of accounting. Operating results of Home Bancorp are included since the acquisition date.

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

                                                                  DECEMBER 31, 1996            DECEMBER 31, 1995
                                                             --------------------------   ---------------------------
                                                               CARRYING        FAIR         CARRYING         FAIR
                                                                AMOUNT         VALUE         AMOUNT          VALUE
                                                             -----------    -----------   -----------     -----------
ASSETS:
Cash and cash equivalents                                    $    48,642    $    48,642   $    15,433     $    15,433
Securities available for sale:
    Investment securities                                        183,227        183,227       159,857         159,857
    Mortgage-backed securities                                 2,915,521      2,915,521     1,433,648       1,433,648
    Interest rate exchange, cap, and floor agreements             59,009         59,009        12,956          12,956
Securities held to maturity:
    Investment securities                                             --             --       119,186         120,517
    Mortgage-backed securities                                        --             --     3,430,954       3,431,341
Loans                                                          4,298,469      4,387,911     3,577,892       3,708,014
Office properties and equipment, net                              54,966         55,762        52,466          53,262
Deferred losses on interest rate exchange agreements                  --             --        20,831              --
Unamortized fees on interest rate
    cap, floor, and collar agreements                             14,004         10,378        38,049          37,302
Other assets                                                     222,574        199,326       151,789         159,548
                                                             -----------    -----------   -----------     -----------
                                                             $ 7,796,412    $ 7,859,776   $ 9,013,061     $ 9,131,878
                                                             ===========    ===========   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                     $ 5,347,071    $ 5,355,106   $ 4,907,497     $ 4,954,183
Securities sold under agreements to repurchase                     3,095          3,095     1,082,814       1,083,048
Advances from Federal Home Loan Bank                           1,837,756      1,837,556     2,377,138       2,378,419
Other borrowings                                                      --             --        47,523          50,260
Deferred gains on interest rate exchange agreements                   --             --         5,661              --
Interest rate exchange agreements                                     --             --            --         108,698
Other liabilities                                                111,063        139,629        95,522          95,292
                                                             -----------    -----------   -----------     -----------
    Total liabilities                                          7,298,985      7,335,386     8,516,155       8,669,900
Net market value                                                      --        524,390            --         461,978
Stockholders' equity                                             497,427             --       496,906              --
                                                             -----------    -----------   -----------     -----------
                                                             $ 7,796,412    $ 7,859,776   $ 9,013,061     $ 9,131,878
                                                             ===========    ===========   ===========     ===========
NON-FINANCIAL INSTRUMENTS:
Demand deposits                                              $        --    $    33,161   $        --     $    19,552
Commitments to extend credit                                 $   111,584    $   111,498   $   225,324     $   225,752
                                                             ===========    ===========   ===========     ===========

Net market value is not intended to represent the value of the Company's stock or the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. Such amounts ascribe no value to intangible assets or to the going concern value of the enterprise.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - Due to the short-term nature of these financial instruments, carrying value approximates fair value.

Investment securities and mortgage-backed securities - Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated using quoted market prices for similar securities, or in limited instances discounted cash flow analyses. Stock in the Federal Home Loan Bank is valued at cost, which represents redemption value and approximates fair value.

Interest rate exchange, cap, floor, and collar agreements - The fair values of these agreements, are estimated by comparing the contractual rates the Company is paying or receiving to market rates quoted on new agreements with similar maturities by counterparties of similar creditworthiness.

Loans - The fair value of loans is estimated by discounting future cash flows at market interest rates for loans of similar credit risk, terms, and maturities, taking into consideration repricing characteristics and prepayment risk.

Office properties and equipment - The fair value of office properties is estimated based upon in-house appraised values for the Company's properties. The net book value of office equipment is assumed to approximate its fair value.

Other assets and liabilities - The estimated fair value of other assets, which includes intangibles, and real estate owned, and other liabilities represents the sum of all contractual financial receivables or obligations adjusted for the tax effects.

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

(4)  SECURITIES AVAILABLE FOR SALE

The amortized cost and market value of securities available for sale at December 31, 1996 are summarized as follows:

                                                                                   GROSS         GROSS
                                                                  AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                                    COST          GAINS          LOSSES         VALUE
                                                                -----------     ----------     ----------    ----------
                                                                                    (in thousands)

Investment Securities:
  U.S. Government and agency obligations                        $    12,113        $   292      $     (7)    $   12,398
  Corporate securities                                               14,280          1,041          (284)        15,037
                                                                  ---------         ------       -------      ---------
                                                                     26,393          1,333          (291)        27,435
  FHLB stock                                                        155,792             --            --        155,792
                                                                  ---------         ------       -------      ---------
                                                                    182,185          1,333          (291)       183,227
                                                                  ---------         ------       -------      ---------
 Mortgage-backed Securities:
   Mortgage-backed certificates:
    GNMA                                                            105,705          2,481          (251)       107,935
    FNMA                                                            128,557          1,713          (456)       129,814
    FHLMC                                                           135,524          2,207        (1,510)       136,221
   Private pass-throughs                                          2,331,504         18,713       (15,600)     2,334,617
   Collateralized mortgage obligations                              170,219          1,889        (3,747)       168,361
   Other                                                             35,274          3,942          (643)        38,573
   Derivative financial instruments:
     Interest rate cap agreements                                    71,410            550       (14,627)        57,333
     Interest rate floor agreements                                     145          1,531            --          1,676
                                                                  ---------         ------       -------      ---------
                                                                  2,978,338         33,026       (36,834)     2,974,530
                                                                  ---------         ------       -------      ---------
                                                                 $3,160,523        $34,359      $(37,125)    $3,157,757
                                                                  =========         ======       =======      =========

The amortized cost and market value of securities available for sale at December 31, 1995 are summarized as follows:

                                                                                   GROSS         GROSS
                                                                  AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                                    COST          GAINS          LOSSES         VALUE
                                                                -----------     ----------     ----------    ----------
                                                                                    (in thousands)

Investment Securities:
  U.S. Government and agency obligations                         $   10,671        $   439      $    (25)    $   11,085
  Corporate securities                                               14,882          1,887            (6)        16,763
                                                                  ---------         ------       -------      ---------
                                                                     25,553          2,326           (31)        27,848
  FHLB stock                                                        132,009             --            --        132,009
                                                                  ---------         ------       -------      ---------
                                                                    157,562          2,326           (31)       159,857
                                                                  ---------         ------       -------      ---------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                           694,541         17,996          (538)       711,999
     FNMA                                                           342,405          4,440          (313)       346,532
     FHLMC                                                          308,839          6,380          (803)       314,416
  Other                                                              59,512          3,090        (1,901)        60,701
  Derivative financial instruments:
     Interest rate exchange agreements                               (4,294)            --        (2,234)        (6,528)
     Interest rate cap agreements                                    23,997             --       (15,259)         8,738
     Interest rate floor agreements                                   4,271          6,475            --         10,746
                                                                  ---------         ------       -------      ---------
                                                                  1,429,271         38,381       (21,048)     1,446,604
                                                                  ---------         ------       -------      ---------
                                                                 $1,586,833        $40,707      $(21,079)    $1,606,461
                                                                  =========         ======       =======      =========

The amortized cost and market value of debt securities available for sale at December 31, 1996, by contractual maturity, are summarized as follows:

                                                                   AMORTIZED       MARKET
                                                                     COST          VALUE
                                                                   ---------      -------
                                                                       (in thousands)

Due in one year or less                                         $     3,860    $     3,868
Due after one year through five years                                21,374         22,220
Due after five years through ten years                                1,126          1,313
Due after ten years                                                      33             34
                                                                 ----------     ----------
                                                                     26,393         27,435
Mortgage-backed securities                                        2,978,338      2,974,530
                                                                 ----------     ----------
                                                                $ 3,004,731    $ 3,001,965
                                                                 ==========     ==========

At December 31, 1996 and 1995, accrued interest receivable on securities available for sale totaled $19.9 million and $8.0 million, respectively.

Securities available for sale with an amortized cost and approximate market value of $1.2 billion and $1.1 billion at December 31, 1996 and 1995, respectively, were pledged to secure deposits and advances from the FHLB.

Gross realized gains on the sale of or early redemption by the issuer of securities available for sale totaled $27.8 million, $25.0 million, and $15.4 million for 1996, 1995, and 1994, respectively. Gross realized losses on such securities totaled $18.6 million, $1.1 million, and $43.6 million for 1996, 1995, and 1994, respectively.

(5)  SECURITIES HELD TO MATURITY

In December 1996, the Company reclassified its entire investment and mortgage-backed securities portfolios from held to maturity to available for sale. The securities transferred consisted of investment securities with approximate amortized cost and market values of $114.3 million and $114.9 million, respectively, and mortgage-backed securities with approximate amortized cost and market values of $3.1 billion. This action was taken to provide the Company maximum flexibility to manage its portfolio.

The amortized cost and market value of securities held to maturity at December 31, 1995 are summarized as follows:

                                                                                   GROSS         GROSS
                                                                  AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                                    COST          GAINS          LOSSES         VALUE
                                                                -----------     ----------     ----------    ----------
                                                                                    (in thousands)

Investment Securities:
  U.S. Government and agency obligations                        $   113,554        $  1,242    $      --     $   114,796
  Corporate securities                                                5,632              89           --           5,721
                                                                  ---------         -------      -------       ---------
                                                                    119,186           1,331           --         120,517
                                                                  ---------         -------      -------       ---------
Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                                            13,895             177         (243)         13,829
     FNMA                                                           131,874           1,919         (422)        133,371
     FHLMC                                                          239,026           3,287         (742)        241,571
  Private pass-throughs                                           2,705,311          21,618      (21,758)      2,705,171
  Collateralized mortgage obligations                               340,848           2,556       (6,005)         37,399
                                                                  ---------         -------     --------       ---------
                                                                  3,430,954          29,557      (29,170)      3,431,341
                                                                  ---------         -------     --------       ---------
                                                                $ 3,550,140        $ 30,888    $ (29,170)    $ 3,551,858
                                                                  =========         =======     ========      ==========

At December 31, 1995, accrued interest receivable on securities held to maturity totaled $23.1 million.

Securities held to maturity with an amortized cost and approximate market value of $1.4 billion at December 31, 1995, were pledged to secure securities sold under agreements to repurchase, other borrowings, and interest rate exchange agreements.

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

On November 15, 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers" (the Report). The Report was issued as an aid in understanding and implementing SFAS 115. The Report provided transition guidance for an enterprise that adopted SFAS 115 prior to the issuance of the Report. The guidance allowed a one-time reassessment of the classification of securities as of a single measurement date without tainting the classification of the remaining held to maturity debt securities. Such reassessment and transfers were to be completed no later than December 31, 1995. On December 31, 1995, the Company transferred into the available for sale portfolio from the held to maturity category mortgage-backed securities with an amortized cost and market value of $67.5 million and investment securities with an amortized cost and market value of $17.6 million.

(6)  LOANS

Loans are summarized as follows:

                                                                         DECEMBER 31,
                                                               ------------------------------
                                                                  1996                1995
                                                               -----------        -----------
                                                                        (in thousands)
   Real Estate:
     Residential                                               $ 3,791,145        $ 3,320,098
     Commercial                                                    153,375            137,507
     Construction                                                   27,876             11,969
   Consumer loans                                                  348,280            125,633
                                                                ----------         ----------
                                                                 4,320,676          3,595,207
   Add (Deduct):
     Loans in process                                              (10,131)            (4,266)
     Purchased loan premiums                                        21,914             17,359
     Unearned discounts                                           (12,283)             (9,105)
     Deferred loan costs                                             1,012                552
     Allowance for losses                                          (22,719)           (21,855)
                                                                ----------         ----------
                                                               $ 4,298,469        $ 3,577,892
                                                                ==========         ==========
Weighted average interest rate at end of year                         7.69%              7.58%
                                                                      ====               ====

Gross loans at December 31, 1996, by contractual maturity, were as follows (in thousands):


                                         Residential     Commercial     Construction    Consumer        Total
                                         -----------     ----------     ------------    --------        -----
Adjustable-rate loans:
  Due within one year                   $    31,088      $   4,553       $  7,282      $ 138,245    $   181,168
  After one but within five years             9,438         14,274          1,762          8,528         34,002
  After five but within ten years            32,430         11,616            138         59,530        103,714
  After ten years                         2,525,202         14,356             --          6,533      2,546,091
                                          ---------        -------        -------       --------     ----------
                                          2,598,158         44,799          9,182        212,836      2,864,975
                                          ---------        -------        -------       --------     ----------
Fixed-rate loans:
  Due within one year                        11,370          7,239         17,705         18,179         54,493
  After one but within five years            33,017         55,413            989         90,879        180,298
  After five but within ten years           104,116         38,654             --          5,442        148,212
  After ten years                         1,044,484          7,270             --         20,944      1,072,698
                                          ---------        -------        -------       --------     ----------
                                          1,192,987        108,576         18,694        135,444      1,455,701
                                          ---------        -------        -------       --------     ----------
                                        $ 3,791,145      $ 153,375       $ 27,876      $ 348,280    $ 4,320,676
                                          =========        =======        =======       ========     ==========

At December 31, 1996 and 1995, accrued interest receivable on loans totaled approximately $25.7 million and $22.3 million, respectively.

Nonaccrual loans totaled $12.2 million, $9.5 million, and $7.6 million at December 31, 1996, 1995, and 1994, respectively. If interest on these loans had been recognized, such income would have been $924,000, $1.1 million, and $686,000 for 1996, 1995, and 1994, respectively. During 1996, 1995, and 1994 these nonaccrual loans contributed $246,000, $203,000, and $221,000 to interest income, respectively. In addition, at December 31, 1996, 1995, and 1994 the Company had troubled debt restructurings aggregating $53,000, $661,000, and $2.8 million, respectively. During 1996, 1995, and 1994, these troubled debt restructurings contributed $22,000, $175,000, and $184,000 to interest income, respectively. Had these loans not been restructured, interest income would have been $26,000, $211,000, and $222,000 for 1996, 1995, and 1994, respectively.

As of December 31, 1996, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $27.8 million, adjustable-rate mortgage loans of approximately $66.5 million, fixed-rate residential construction loans of approximately $11.3 million, and adjustable-rate residential construction loans of approximately $4.3 million. The Company also had outstanding commitments to originate fixed-rate non-residential construction loans of approximately $484,000 and variable-rate non-residential construction loans of approximately $1.2 million.
Commitments to extend credit may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The amount of credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

The Company services mortgage loans for its own account and also services mortgage loans for third-party investors under loan servicing agreements. Pursuant to these agreements, the Company typically collects from the borrower monthly payments of principal and interest on mortgage loans and additional amounts towards payment of real estate taxes and insurance. The Company retains its servicing fee from such payments and remits the balance of the principal and interest payments to the investors in the mortgage loans or associated mortgage-backed securities. At December 31, 1996 and 1995, the Company serviced 116,882 mortgage loans totaling $8.4 billion and 78,698 mortgage loans totaling $5.0 billion, respectively. Of these amounts, $3.5 billion and $3.0 billion were serviced on the Company's own behalf at December 31, 1996 and 1995, respectively.

Activity in mortgage servicing rights originated and purchased, which is recorded in other assets in the accompanying consolidated balance sheets, is summarized as follows:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                  1996           1995           1994
                                                               ---------       --------       --------
                                                                             (in thousands)

Balance, beginning of year                                     $  15,862       $ 22,556       $ 28,117
Purchases                                                         41,846            812             --
Originations                                                       1,252             --             --
Sales                                                                 --         (3,273)            --
Amortization                                                      (6,570)        (4,233)        (5,561)
                                                                  ------         ------         ------
Balance, end of year                                           $  52,390       $ 15,862       $ 22,556
                                                                  ======         ======         ======

(7) REAL ESTATE OWNED

Real estate owned is summarized as follows:

                                                                      December 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
                                                                    (in thousands)

Acquired through foreclosure                                    $ 14,511       $ 19,098
Acquired for development and sale                                    216            705
                                                                 -------        -------
                                                                  14,727         19,803
Less allowance for losses                                         (2,289)        (4,370)
                                                                 -------        -------
                                                                $ 12,438       $ 15,433
                                                                 =======        =======

(8) ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

Activity in the allowance for loan losses is summarized as follows:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                  1996           1995           1994
                                                               ---------       --------       --------
                                                                             (in thousands)

Balance, beginning of year                                     $  21,855       $ 22,915       $  9,056
Provision charged to expense                                       1,262          1,200         12,432
Additions acquired through acquisitions                            1,242          1,166          2,483
Charge-offs, net                                                  (1,640)        (3,426)        (1,056)
                                                                --------        -------        -------
Balance, end of year                                           $  22,719       $ 21,855       $ 22,915
                                                                ========        =======        =======

Activity in the allowance for losses on real estate owned is summarized as follows:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                  1996           1995           1994
                                                               ---------       --------       --------
                                                                             (in thousands)

Balance, beginning of year                                     $   4,370       $  6,484       $  3,737
Provision for real estate losses                                      --             --          4,581
Additions acquired through acquisitions                               --             --            197
Charge-offs                                                       (2,081)        (2,114)        (2,031)
                                                                 -------         ------         ------
Balance, end of year                                           $   2,289       $  4,370       $  6,484
                                                                 =======         ======         ======

(9)  OFFICE PROPERTIES AND EQUIPMENT, NET

Office properties and equipment are summarized as follows:

                                                                      December 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
                                                                    (in thousands)

Land, office buildings, and improvements                        $ 55,527       $ 53,601
Furniture and equipment                                           26,987         23,056
Leasehold improvements                                             4,774          4,349
                                                                  ------         ------
                                                                  87,288         81,006
Less accumulated depreciation and amortization                    32,322         28,540
                                                                  ------         ------
                                                                $ 54,966       $ 52,466
                                                                  ======         ======

Depreciation and amortization expense on office properties and equipment totaled $4.7 million, $4.3 million, and $5.8 million, for 1996, 1995, and 1994, respectively.

The Company and its subsidiaries lease certain premises and equipment under operating leases which expire through the year 2014, with certain lease agreements containing renewal options. Minimum lease payments (in thousands) for the years ending December 31 are summarized as follows:

              1997                                              $  3,106
              1998                                                 2,750
              1999                                                 1,508
              2000                                                 1,009
              2001                                                   776
              2002 through 2014                                    2,136
                                                                  ------
                                                                $ 11,285
                                                                  ======

Rent expense totaled $3.1 million, $2.8 million, and $4.7 million for 1996, 1995, and 1994, respectively.

(10) INTANGIBLE ASSETS

Intangible assets and fair value in excess of cost of net assets acquired (negative goodwill), included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets are summarized as follows:


                                                                      December 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
                                                                    (in thousands)

Intangible assets:
  Goodwill                                                      $  4,259       $    671
  Core deposit intangibles                                        41,156         33,457
                                                                  ------         ------
                                                                  45,415         34,128
  Less accumulated amortization                                    7,670          4,896
                                                                  ------         ------
                                                                  37,745         29,232
Negative goodwill, net of accumulated amortization                (3,569)        (4,173)
                                                                  ------         ------
                                                                $ 34,176       $ 25,059
                                                                  ======         ======

The presentation of intangible assets in accordance with generally accepted accounting principles does not recognize the future economic benefit associated with certain of the Company's intangible assets whose amortization is tax deductible. Such intangible assets approximated $8.2 million at December 31, 1996. The future benefit associated with such tax deductible intangibles is approximately $2.9 million.

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

(11) DEPOSITS

Deposits are summarized as follows:

                                                                                     DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                                   1996                                       1995
                                                  ------------------------------------       -------------------------------------
                                                                   PERCENT     AVERAGE                       PERCENT       AVERAGE
                                                     AMOUNT        OF TOTAL      RATE           AMOUNT       OF TOTAL        RATE
                                                  -----------      --------    -------       -----------     --------      -------
                                                                             (dollars in thousands)
Demand deposits:
   NOW                                            $   390,352        7.3%        0.81%       $   343,036        7.0%        0.96%
   Passbook                                           289,268        5.4         2.31            327,219        6.7         2.31
   Money market demand                                796,046       14.9         4.19            555,277       11.3         4.12
                                                    ---------       ----                       ---------      -----
      Total demand deposits                         1,475,666       27.6         2.93          1,225,532       25.0         2.75
                                                    ---------       ----                       ---------      -----
Certificates of deposit:
   2.00% to 3.99%                                       3,929         .1         2.76             44,903         .9         3.78
   4.00% to 5.99%                                   2,826,377       52.9         5.44          2,278,911       46.4         5.40
   6.00% to 7.99%                                   1,010,813       18.9         6.52          1,324,401       27.0         6.53
   8.00% to 9.99%                                      29,164         .5         8.88             33,207         .7         9.03
   10.00% & above                                         699         --        11.11                674         --        11.16
                                                    ---------       ----                       ---------      -----
      Total certificates of deposit                 3,870,982       72.4         5.75          3,682,096       75.0         5.82
                                                    ---------       ----                       ---------      -----
Unearned discount on brokered
  certificates                                            (49)        --                            (117)        --           --
Net adjustment related to purchase
   method of accounting                                   472         --                             (14)        --           --
                                                    ---------      -----                       ---------      -----
                                                  $ 5,347,071      100.0%        4.97%       $ 4,907,497      100.0%        5.05%
                                                    =========      =====         ====          =========      =====         ====

The scheduled maturities of certificates of deposit are summarized as follows:

                                                                       DECEMBER 31,
                                          -----------------------------------------------------------------
                                                        1996                               1995
                                          --------------------------------     ----------------------------
                                                                  PERCENT                          PERCENT
                                              AMOUNT              OF TOTAL        AMOUNT           OF TOTAL
                                          ------------            --------     -----------         --------
                                                                (dollars in thousands)

Due within:
   One year                                $ 2,364,151            61.2%        $ 2,204,654           59.9%
   Two years                                   625,054            16.1             741,149           20.1
   Three years                                 540,614            13.9             250,594            6.8
   Four years                                  135,908             3.4             279,177            7.6
   Five years                                  102,673             2.7             119,912            3.3
   Thereafter                                  102,582             2.7              86,610            2.3
                                             ---------           -----           ---------          -----
                                           $ 3,870,982           100.0%        $ 3,682,096          100.0%
                                             =========           =====           =========          =====

At December 31, 1996 and 1995, accrued interest payable on deposits totaled $8.2 million and $7.2 million, respectively.

Certificate of deposit accounts with balances of $100,000 or greater totaled $332.2 million and $262.8 million at December 31, 1996 and 1995, respectively. At December 31, 1996, $63.8 million will mature within three months, $70.3 million will mature in three to six months, $84.4 million will mature in six months to one year, and $113.7 million will mature after one year.

Interest expense on deposits by type is summarized as follows:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                  1996           1995           1994
                                                               ---------       --------       --------
                                                                             (in thousands)

Passbook                                                       $   7,035      $   8,063      $   9,821
NOW and money market demand                                       30,501         22,782         23,706
Certificates of deposit                                          212,284        202,991        166,663
                                                                 -------        -------        -------
                                                               $ 249,820      $ 233,836      $ 200,190
                                                                 =======        =======        =======

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

The carrying value and market value of securities sold under agreements to repurchase are summarized as follows:

                                                                                    DECEMBER 31,
                                                                ------------------------------------------------------
                                                                          1996                          1995
                                                                -----------------------       ------------------------
                                                                CARRYING         MARKET       CARRYING        MARKET
                                                                 VALUE           VALUE         VALUE          VALUE
                                                                 -----           -----         -----          -----
                                                                                  (in thousands)

Agreements involving:
  Same securities                                               $  3,095        $ 4,018    $   897,261    $   928,600
  Substantially identical securities                                  --             --        185,553        186,600
                                                                  ------         ------      ---------      ---------
                                                                   3,095          4,018      1,082,814      1,115,200
  Accrued interest payable                                             8             --          5,534             --
                                                                  ------         ------      ---------      ---------
                                                                $  3,103        $ 4,018    $ 1,088,348    $ 1,115,200
                                                                  ======         ======      =========      =========

At December 31, 1996 and 1995, the scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

                                                                                     December 31,
                                                                                ----------------------
                                                                                 1996         1995
                                                                                -------    -----------
                                                                                    (in thousands)
Maturing within 30 days                                                         $ 3,095    $   951,602
30 - 90 days                                                                         --         34,462
Over 90 days                                                                         --         96,750
                                                                                 ------      ---------
                                                                                $ 3,095    $ 1,082,814
                                                                                 ======      =========

Financial data pertaining to the weighted average cost, the level of securities sold under agreements to repurchase, and the related interest expense is as follows:

                                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                 1996           1995          1994
                                                                              ----------    -----------    -----------
                                                                                     (dollars in thousands)

Weighted average interest rate at end of year                                      3.70%          5.84%          5.96%
Weighted daily average interest rate during the year                               5.50           5.93           4.47
Daily average of securities sold under
   agreements to repurchase                                                   $ 857,924     $1,426,101     $1,193,671
Maximum securities sold under agreements to
   repurchase at any month end                                                1,235,970      1,685,869      1,650,963
Interest expense during the year                                                 47,140         84,557         53,303

(13) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB are summarized as follows:

                                                                 DECEMBER 31,
                                          --------------------------------------------------------
                                                    1996                          1995
                                          ------------------------       -------------------------
                                                         WEIGHTED                        WEIGHTED
                                                         AVERAGE                         AVERAGE
DUE IN                                     AMOUNT         RATE            AMOUNT          RATE
------                                    --------       ------          --------        ------
                                                         (dollars in thousands)

1996                                   $        --          --%        $ 2,077,000        5.74%
1997                                     1,113,756        5.74             165,756        6.57
1998                                       569,500        5.43              57,500        5.73
1999                                        75,000        5.56                  --          --
2000                                        77,500        5.60              75,000        5.76
2003                                         2,000        6.39               2,000        6.39
                                        ----------                      ----------
                                         1,837,756        5.63           2,377,256        5.80
Net adjustment related to purchase
 method of accounting                           --          --                (118)         --
                                        ----------        ----          ----------
                                       $ 1,837,756        5.63%        $ 2,377,138        5.80%
                                        ==========        ====          ==========        ====

Financial data pertaining to the weighted average cost, the level of FHLB advances, and the related interest expense is as follows:

                                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                 1996           1995          1994
                                                                              ----------    -----------    -----------
                                                                                     (dollars in thousands)

Weighted average interest rate at end of year                                      5.63%          5.80%          5.90%
Weighted daily average interest rate during the year                               5.55           5.99           4.80
Daily average of FHLB advances                                              $ 2,598,545    $ 2,236,899    $ 1,579,100
Maximum FHLB advances at any month end                                        2,868,756      2,460,000      1,857,000
Interest expense during the year                                                144,089        134,073         75,800

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

(14)  OTHER BORROWINGS

Other borrowings are summarized as follows:

                                                                     December 31,
                                                               ------------------------
                                                                  1996          1995
                                                               ---------       --------
                                                                  (in thousands)
Mortgage-backed bonds (net of unamortized discount
    of $92 at December 31, 1995)
    10.125% due April 15, 2018                                 $      --       $ 19,664

Subordinated notes, 9.5% due August 1, 2002                           --         27,859
                                                                --------        -------
                                                               $      --       $ 47,523
                                                                ========        =======

During 1996, the Company called the subordinated notes at par plus accrued interest. This resulted in a pretax loss totaling approximately $812,000, representing the write off of a previously unamortized debt discount which has been recorded, net of its tax effect, as an extraordinary item. Also during 1996, the Company defeased mortgage-backed bonds totaling $19.7 million. During 1994, the Company repurchased and defeased mortgage-backed bonds totaling $54.3 million. These transactions resulted in pretax losses totaling approximately $1.4 million and $7.2 million in 1996 and 1994, respectively, which have been recorded, net of their tax effects, as extraordinary items.

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

(15)  INTEREST RATE RISK MANAGEMENT

The Company's primary objective regarding asset and liability management is to position the Company such that changes in interest rates do not have a material adverse effect on net interest income or the net market value of the Company. The Company's primary strategy for accomplishing its asset and liability management objectives is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching). A portion of the duration matching strategy has involved, more historically than currently, the use of derivative financial instruments such as interest rate exchange agreements, interest rate cap and floor agreements and, to a much lesser extent, interest rate collar agreements and financial futures contracts.

The Company uses derivative financial instruments solely for risk management purposes. None of the Company's derivative instruments are what are termed leveraged instruments. These types of instruments are riskier than the derivatives used by the Company in that they have embedded options that enhance their performance in certain circumstances, but dramatically reduce their performance in other circumstances. The Company is not a dealer nor does it make a market in such instruments. The Company does not trade the instruments and the Board of Directors' approved policy governing the Company's use of these instruments strictly forbids speculation of any kind.

The risks generally associated with interest rate exchange agreements are also the same as for interest rate cap, floor, and collar agreements. Such risks are the risk that the counterparty in the agreement may default ("credit risk"), the risk that at the time of any such default, interest rates may have moved favorably from the perspective of the nondefaulting party ("market risk") and the risk that interest accrued and due to the Company previously reflected in the consolidated balance sheets may not be received as a result of the default. The Company's interest rate exchange agreements and interest rate cap and floor agreements have been entered into with nationally recognized commercial and investment banking firms or the FHLB. As such, the Company does not anticipate nonperformance by the counterparties. Financial futures contracts are subject to similar market risks as interest rate exchange agreements; however, credit risk is substantially mitigated due to the requirement that participants settle changes in the value of their positions daily.

The Company cancelled all of its interest rate exchange agreements during the third quarter of 1996, accordingly there are no such agreements outstanding at December 31, 1996. Interest rate exchange agreements at December 31, 1995 are summarized as follows:

                                                                            DECEMBER 31, 1995
                                                  -------------------------------------------------------------------
                                                  NOTIONAL           AVERAGE        AVERAGE      WEIGHTED
                                                  PRINCIPAL           RATE           RATE        AVERAGE        FAIR
DESIGNATED AGAINST                                 AMOUNT           RECEIVED         PAID        MATURITY       VALUE
------------------                                ---------         --------        -------      --------       -----
                                                                (dollars in thousands)
Fixed rate available for sale
mortgage-backed securities:
  Fixed interest rate paid                        $  260,000          5.84%          6.27%       4.25 yrs    $   (6,528)
                                                  ----------                                                 ----------

Short-term wholesale
borrowings maturing or
repricing within 100 days or less:
  Fixed interest rate paid                           795,000          5.88           8.99        5.82 yrs      (122,468)
  Variable interest
      rate paid                                      159,000          7.36           5.94        6.05 yrs        13,770
                                                  ----------                                                 ----------
                                                     954,000          6.13           8.48                      (108,698)
                                                  ----------                                                 ----------
      Total                                       $1,214,000          6.06%          8.01%                   $ (115,226)
                                                  ==========          ====           ====                    ==========

Interest rate cap, floor, and collar agreements are summarized as follows (dollars in thousands):

                                   NOTIONAL    AVERAGE    CURRENT    WEIGHTED
CAPS:                              PRINCIPAL   CONTRACT    INDEX     AVERAGE    AMORTIZED    FAIR
DESIGNATED AGAINST                  AMOUNT       RATE      RATE      MATURITY      COST      VALUE
------------------                ----------   --------   -------    --------   ---------    -----
Adjustable rate available for
sale mortgage-backed securities
   December 31, 1996              $3,302,500     8.50%      5.58%     6.22 yrs.  $ 71,410   $ 57,333
                                  ==========     ====       ====                 ========   ========
   December 31, 1995              $2,152,500     8.15%      5.85%     3.40 yrs.  $ 23,997   $  8,738
                                  ==========     ====       ====                 ========   ========

Short-term wholesale borrowings
maturing or repricing
within 100 days or less
   December 31, 1996              $   --           --%        --%        --      $     --   $     --
                                  ==========     ====       ====                 ========   ========
   December 31, 1995              $  400,000     9.63%      5.88%     8.92 yrs.  $ 12,876   $  6,135
                                  ==========     ====       ====                 ========   ========

FLOORS:
DESIGNATED AGAINST
------------------
Adjustable rate available for
sale mortgage-backed securities
   December 31, 1996              $  150,000     7.50%      5.52%      .61 yrs.  $    145   $  1,676
                                  ==========     ====       ====                 ========   ========
   December 31, 1995              $  615,000     5.12%      4.76%     5.06 yrs.  $  4,271   $ 10,746
                                  ==========     ====       ====                 ========   ========

Interest-bearing retail deposits
   December 31, 1996              $  450,000     6.33%      5.50%     4.52 yrs.  $ 13,938   $ 10,327
                                  ==========     ====       ====                 ========   ========
   December 31, 1995              $  955,000     5.32%      5.01%     6.27 yrs.  $ 25,035   $ 31,116
                                  ==========     ====       ====                 ========   ========

COLLAR:
DESIGNATED AGAINST
------------------
Interest-bearing retail deposits
   December 31, 1996              $   25,000  5.25%/10.25%  5.88%     1.84 yrs.  $     66   $     51
                                  ==========  ===========   ====                 ========   ========
   December 31, 1995              $   25,000  5.25%/10.25%  5.88%     2.84 yrs.  $    138   $     51
                                  ==========  ===========   ====                 ========   ========

Changes in the notional amounts of interest rate exchange, cap, floor, and collar agreements and related recognized net losses were as follows.

                                                                 INTEREST       INTEREST       INTEREST         INTEREST
                                                               RATE EXCHANGE    RATE CAP      RATE FLOOR       RATE COLLAR
                                                                AGREEMENTS     AGREEMENTS     AGREEMENTS       AGREEMENTS
                                                               -------------   ----------     ----------       ----------
                                                                                     (in thousands)
Notional balance at December 31, 1994                          $ 1,574,000    $ 2,552,500    $ 1,570,000        $ 25,000

Maturities                                                        (360,000)            --             --              --
                                                               -----------    -----------    -----------        --------
Notional balance at December 31, 1995                            1,214,000      2,552,500      1,570,000          25,000

Purchases                                                          100,000      1,500,000             --              --
Maturities                                                              --       (250,000)            --              --
Terminations                                                    (1,314,000)      (500,000)      (970,000)             --
                                                               -----------    -----------    -----------        --------
Notional balance at December 31, 1996                          $        --    $ 3,302,500    $   600,000        $ 25,000
                                                               ===========    ===========    ===========        ========

As a result of its continuing transition to a more retail-oriented institution, the Company was able to substantially reduce in 1996, principally during the third and fourth quarters, its need for derivative financial instruments in managing its interest rate risk.

Accordingly, the Company terminated all of its interest rate exchange agreements, $970 million notional amount of its interest rate floor agreements, and $500 million notional amount of its interest rate cap agreements. The terminations of the interest rate exchange agreements were accounted for in accordance with the provisions of Emerging Issues Task Force Issue 84-7 (EITF 84-7) which requires that gains or losses on the termination of such agreements be recognized when the offsetting gain or loss is recognized on the designated asset or liability. That is, to the extent that the designated assets or liabilities still exist, any gain or loss on the termination of the agreement designated as a synthetic alteration would be deferred and amortized over the shorter term of the remaining contractual life of the agreement or the remaining life of the asset or liability.

During the third quarter 1996, interest rate exchange agreements designated against available for sale fixed rate mortgage-backed securities were cancelled resulting in a $16.1 million gain which was recognized as the above mentioned assets against which the agreements had been designated were concurrently sold. The remaining interest rate exchange agreements designated against short-term wholesale borrowings were also cancelled at a cost of $68.0 million which costs were deferred to be amortized because the underlying liabilities against which the agreements had been designated still existed at September 30, 1996.

Efforts to further the previously discussed retail transition continued in the fourth quarter of 1996 and resulted in shrinkage in the Company's total assets by $1.3 billion. This shrinkage resulted primarily from the sale of investment and mortgage-backed securities with the proceeds being utilized to further reduce short-term wholesale borrowings. Further, the Company completed two acquisitions of thrifts during October of 1996 which further reduced such borrowings by replacing them as a funding source with the acquired retail deposits. Upon repayment of the designated short-term wholesale borrowings, all existing net deferred swap cancellation costs and certain other deferred gains and losses related to previously terminated interest rate cap and floor agreements in total amounting to $80.5 million were recognized during the fourth quarter of 1996.

The terminations of the $970 million notional amount interest rate floor and $500 million notional amount cap agreements were accounted for in accordance with the provisions of Issue 8A of the American Institute of Certified Public Accountants Issues Paper "Accounting for Options" (Issues Paper). In accordance with the conclusions expressed in the Issues Paper, the excess of the unamortized time value of the options (the premium) over the amount of cash received upon termination amounting to $6.4 million was recognized in earnings when the options were terminated.

The recognized net losses referred to above totaling $70.7 million are reflected in the caption "Net Gain (Loss) from Financial Instruments" in the accompanying consolidated financial statements (see Note 16).

At December 31, 1996, unamortized fees related to the purchase of interest rate cap, floor, and collar agreements totaled $85.6 million. The annual amortization of the unamortized fees is summarized as follows (in thousands):

                                                                INTEREST-
                                        AVAILABLE                BEARING
                                        FOR SALE               LIABILITIES                TOTAL
                                        ---------              -----------                -----
      1997                              $ 11,608                $  2,618                $ 14,226
      1998                                10,960                   2,375                  13,335
      1999                                 9,411                   1,864                  11,275
      2000                                 8,329                   1,864                  10,193
      2001                                 7,312                   1,864                   9,176
      2002 through 2006                   23,935                   3,419                  27,354
                                        --------                --------                --------
                                        $ 71,555                $ 14,004                $ 85,559
                                        ========                ========                ========

Prior to 1996, the Company utilized short positions in financial futures contracts to reduce the interest rate risk of certain adjustable rate agency mortgage-backed securities in the available for sale portfolio. Each short position is a contract representing a commitment to sell a $1.0 million, ninety day maturity Eurodollar deposit. Futures contract price changes settle on a daily basis whereby the Company either makes or receives a cash payment. Such cash receipt or payment is recorded against the change in the value of certain adjustable rate agency mortgage-backed securities held in the available for sale portfolio.

Futures contracts utilized to reduce the interest rate risk of certain adjustable rate government agency mortgage-backed securities in the available for sale portfolio are summarized as follows:

                                                                Contracts
                                          -------------------------------------------------------
                                                                                       Recognized
                                                                   Face                   Gain
                                          Number                  Amount                 (Loss)
                                          ------                  ------               ----------
                                                          (Dollars in Millions)
At or for the Year Ended:
December 31, 1996                             --             $     --                   $     --
December 31, 1995                          4,115             $  4,115                   $  (71.0)
December 31, 1994                         11,072             $ 11,072                   $   39.5

During August 1996, the Staff of the Securities and Exchange Commission
(Staff) performed a regular review of the Company's 1995 Form 10-K in conjuction with Registration Statements on Form S-4 filed by the Company related to three pending acquisitions. As a result of this review, the Staff questioned the Company's original accounting treatment surrounding the deferral and recognition of gains and losses on financial futures contracts used to reduce the interest rate risk of certain mortgage backed securities in the Company's available for sale portfolio. The Company originally recognized a $34.8 million charge to fourth quarter 1995 earnings regarding the cessation of deferral accounting.

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

Accordingly, at the Staff's request, the Company in 1996 restated its 1994 and 1995 consolidated financial statements to reflect the cessation of deferral accounting, from the inception of the hedge, with respect to the aforementioned financial futures contracts. The restatement had the effect of increasing previously reported 1994 net income and decreasing previously reported 1995 net income by

$18.0 million (on a fully-diluted per share basis, an increase of $0.48 for 1994 and a decrease of $0.43 for 1995). This restatement was one of the timing of recognition of gains and losses in the Statement of Operations and had no impact on total stockholders' equity at any date since both the financial futures contracts and the related mortgage-backed securities had been previously marked to market through stockholders' equity at each reporting period.

Subsequent to December 31, 1995, the Company terminated all of its financial futures positions and maintained its interest rate risk management position by principally redesignating existing interest rate exchange agreements to the available for sale portfolio. Such interest rate exchange agreements were utilized prior to the redesignation to manage the interest rate risk of short-term wholesale borrowings.

(16)  NET GAIN (LOSS) FROM FINANCIAL INSTRUMENTS

Net gain (loss) from financial instruments is summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               1996            1995          1994
                                                                               ----            ----          ----
                                                                                          (in thousands)
   Mortgage-backed securities held to maturity                              $       --    $        --      $    (231)
   Investment securities held to maturity                                           --             --            209
   Mortgage-backed securities held for trading                                      --             --         (4,545)
   Mark to market of financial futures contracts                                    --        (71,022)        39,508
   Mortgage-backed securities available for sale                                 8,466         23,885        (28,208)
   Investment securities available for sale                                        719             --           (115)
   Cancellation cost of interest rate exchange,
     cap, and floor agreements (See Note 15)                                   (70,711)            --         (8,910)
   Options expense                                                             (15,108)       (11,079)        (8,368)
                                                                               -------      ---------        -------
                                                                            $  (76,634)   $   (58,216)     $ (10,660)
                                                                               =======      =========        =======

(17)  INCOME TAXES

Prior to 1996, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. The Company used the percentage of taxable income method for 1995 and 1994 in determining the bad debt deduction for tax purposes.

The special bad debt deduction accorded thrift institutions is covered under
Section 593 of the Internal Revenue Code (IRC). On August 20, 1996, the Small Business Job Protection Act of 1996 (the Act) was signed into law. This Act included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, thrift institutions are no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (base year reserve). The recapture will generally be taken into income ratably over six tax years. However, if the Company meets a residential loan requirement for tax years beginning in 1996 and 1997, recapture of the reserve can be deferred until the tax year beginning in 1998. At December 31, 1996, the Company had bad debts deducted for tax purposes in excess of the base year reserve of approximately $15.3 million. The Company has recognized a deferred income tax liability for this amount.

Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 1996, retained earnings included approximately $93.0 million of base year reserves, for which no deferred federal income tax liability has been recognized.

Income tax expense (benefit) before extraordinary items is summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                               1996            1995            1994
                                                                               ----            ----            ----
                                                                                          (in thousands)

Current:
   Federal                                                                      $ 2,962       $   (437)     $ 38,520
   State                                                                             --            (21)        2,699
Deferred:
   Federal                                                                        2,873         10,309       (14,805)
   State                                                                             --            407        (1,030)
                                                                                  -----         ------       -------
                                                                                $ 5,835       $ 10,258      $ 25,384
                                                                                  =====         ======       =======

The reasons for the difference between the expected income taxes, computed at the federal statutory rate of 35%, and the actual income taxes are summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                 1996          1995            1994
                                                                                 ----          ----            ----
                                                                                          (in thousands)
      Computed "expected" income tax                                           $ 5,932       $ 13,075      $ 26,236
      State income taxes, net of federal tax benefit                                --            278         1,085
      Resolution of federal tax issues                                            (241)        (2,188)       (3,110)
      Nondeductible acquisition costs                                               --            101         2,469
      Other, net                                                                   144         (1,008)       (1,296)
                                                                                 -----        -------       -------
                                                                               $ 5,835       $ 10,258      $ 25,384
                                                                                 =====        =======       =======

The components of the deferred tax assets and deferred tax liabilities are summarized as follows:

                                                                                     DECEMBER 31,
                                                                              ------------------------
                                                                                 1996           1995
                                                                                 ----           ----
                                                                                  (in thousands)
Deferred tax assets:
   Unrealized losses on securities                                            $   6,470       $ 12,506
   Litigation settlement                                                            843          1,604
   Purchased mortgage service rights                                              4,527          3,704
   Provision for losses on loans                                                  7,306          7,412
   Other                                                                          6,271          4,278
                                                                                 ------         ------
     Total deferred tax assets                                                   25,417         29,504
                                                                                 ------         ------
Deferred tax liabilities:
   FHLB stock dividends                                                           8,228          8,203
   Purchase accounting adjustments                                                1,943          2,294
   Bad debt reserves in excess of base year                                       5,858          4,792
   Deferred income                                                                3,624          7,275
   Other                                                                          4,043          2,346
                                                                                -------         ------
      Total deferred tax liabilities                                             23,696         24,910
                                                                                -------         ------
         Net deferred tax asset                                               $   1,721       $  4,594
                                                                                =======         ======

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1996 or 1995, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

(18) STOCKHOLDERS' EQUITY

Preferred Stock

Each share of the Company's preferred stock is convertible, at the option of the holder, into 3.75 shares of the Company's common stock, par value $.01 per share. The preferred stock is redeemable, at the option of the Company, in whole at any time or in part, from time to time, on or after May 16, 1997 at $50 per share, plus accrued and unpaid dividends. As part of the merger agreement with Mercantile Bancorporation Inc. (See Note 24), the Company is required to redeem its preferred stock on May 16, 1997.

Stock Repurchase Program

On December 15, 1994, the Board of Directors of Roosevelt Financial Group, Inc. authorized the Company to acquire up to 1,750,000 shares of its own common stock, subject to market conditions, prior to December 31, 1997. The stock repurchased is to be held in treasury in order to fund, from time to time, the Company's benefit programs. Shares of stock repurchased may also be retired, from time to time, if not needed for other corporate purposes. Through December 31, 1996, 281,500 shares of common stock of the Company have been repurchased pursuant to the stock repurchase program at a weighted average price of $15.98 per share.

On January 2, 1997, the Board of Directors of the Company authorized an expansion of the capacity of the above-mentioned stock repurchase plan by an additional 5,529,880 shares. This expansion, when coupled with the remaining authorization prior to the expansion (1,468,500 shares), resulted in a total authorization of 6,998,380 shares, the number of shares that the Company has agreed to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of its planned merger with Mercantile Bancorporation Inc. (See
Note 24). Subsequent to December 31, 1996 and through February 13, 1997, an additional 1,600,000 shares have been repurchased at a weighted average price of $21.08 per share (unaudited).


(19) REGULATORY CAPITAL REQUIREMENTS AND OTHER MATTERS

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the subsidiary banks' capital amounts and classifications are also subject to quantitative judgements by the regulators about components, risk-weightings and other factors. Management believes, as of December 31, 1996 the Company and the subsidiary banks' meet all capital adequacy requirements.

The subsidiary banks are also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies categorized the banks as well capitalized. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the dates of the aforementioned notifications that management believes have changed the banks' category.

The Company and the banks' actual and required capital amounts and ratios as of December 31, 1996 are as follows:


                                                                                                REQUIREMENTS TO BE WELL-CAPITALIZED
                                                                                 CAPITAL            UNDER PROMPT AND CORRECTIVE
                                                   ACTUAL                     REQUIREMENTS               ACTION PROVISIONS
                                           ----------------------        ----------------------     ---------------------------
                                            AMOUNT          RATIO         AMOUNT         RATIO          AMOUNT         RATIO
                                           --------        ------        --------       -------        --------       -------
                                                                         (DOLLARS IN MILLIONS)
Total Capital:<F1>
 Roosevelt Financial Group, Inc.           $  480.9        12.52%        $  307.3         8.00%            N/A           N/A
 Roosevelt Bank                               444.2        11.75            302.5         8.00        $  378.1         10.00%
 Missouri State Bank                            8.0        13.35              4.8         8.00             6.0         10.00

Tangible Capital: <F2>
 Roosevelt Bank                               423.2         5.44            116.6         1.50             N/A           N/A

Core (Leverage) Capital: <F2>
 Roosevelt Bank                               425.3         5.47            233.3         3.00             N/A           N/A

Tier I Capital: <F1>
 Roosevelt Financial Group, Inc.              461.9        12.02            153.7         4.00             N/A           N/A
 Roosevelt Bank                               425.3        11.25              N/A          N/A           226.9          6.00
 Missouri State Bank                            7.3        12.11              2.4         4.00             3.6          6.00

Tier I Capital:
 Roosevelt Bank <F2>                          425.3         5.47              N/A          N/A           388.8          5.00
 Missouri State Bank <F3>                       7.3        14.37              N/A          N/A             2.5          5.00

<F1> To risk-weighted assets.
<F2> To adjusted total assets.
<F3> To average adjusted assets.

The Office of Thrift Supervision (OTS) has adopted a rule incorporating an interest rate risk component into its risk-based capital requirements which utilizes a methodology to measure the interest rate risk exposure of institutions. This exposure is a measure of the potential decline in the net portfolio value of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. "Net portfolio value" is the present value of the expected net cash flow from the institution's assets, liabilities and off-balance sheet contracts. Under the OTS regulation, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's net portfolio value in an amount not exceeding two percent of the present value of its assets. The amount of the required deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in net portfolio value) and (b) its "normal" level of exposure which is two percent of the present value of its assets. The OTS recently announced that it will delay the effectiveness of the regulation until it adopts the process by which an institution may appeal an interest rate risk capital deduction determination. Utilizing this measurement concept, the Bank's interest rate risk at December 31, 1996 would not be greater than normal as defined by the OTS, thus not requiring any additional risk-based capital.

In September, 1996 legislation was enacted to recapitalize the Savings Association Insurance Fund (SAIF). The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995. The special assessment ratio was established at 0.657% of deposits by the Federal Deposit Insurance Corporation and resulted in an assessment of $27.4 million or $17.8 million after the effect of taxes.

(20)  STOCK OPTION AND INCENTIVE PLAN

The 1986 Stock Option and Incentive Plan (Plan) was adopted to enable the Company to attract and retain key personnel. The Plan, which terminated January 29, 1997, provided for the granting of incentive stock options, nonqualified stock options, restricted stock awards, and stock appreciation rights. The Plan authorized the issuance of up to 4,500,000 shares of the Company's common stock. The 1994 Non-Employee Director Stock Option Plan authorizes the issuance of up to 150,000 shares of the Company's common stock.

The Company accounts for stock-based compensation under the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Upon adoption in 1996, the Company elected the pro forma disclosure alternative provided in SFAS 123 versus the recognition provisions.

Information on the Company's stock options are summarized as follows:

                                                                                     AVERAGE PRICE          PER SHARE OPTION
                                                                SHARES                 PER SHARE              PRICE RANGE
                                                             ------------            -------------          ----------------
   Outstanding and exercisable
       at December 31, 1993                                    2,364,475                $   5.26             $3.00-13.75
         Granted                                                 205,500                   13.89
         Exercised                                            (1,420,347)                   4.63
                                                              ----------
   Outstanding and exercisable
       at December 31, 1994                                    1,149,628                    7.67             $3.00-15.50
         Assumed in merger                                        93,506                    4.09
         Granted                                                 150,000                   16.54
         Forfeited                                                (9,000)                  16.08
         Exercised                                              (349,680)                   4.53
                                                              ----------
   Outstanding and exercisable
       at December 31, 1995                                    1,034,454                    9.62             $3.00-18.00
         Assumed in mergers                                      182,553                    6.73
         Granted                                                 148,800                   19.81
         Exercised                                              (194,527)                   9.89
                                                              ----------                  ------
   Outstanding and exercisable
       at December 31, 1996                                    1,171,280                $  10.42             $3.00-20.62
                                                              ==========                  ======

The Company's stock options outstanding and exercisable at December 31, 1996 by range of exercise prices, is further detailed as follows:

                                                                                   SHARES
                                                    PER SHARE OPTION               UNDER              AVERAGE PRICE
                                                      PRICE RANGE                  OPTION               PER SHARE
                                                    ----------------               ------             -------------

                                                     $ 3.00 - $ 4.99               233,288               $ 4.04
                                                       5.00 -   8.99               416,562                 6.80
                                                       9.00 -  11.99                14,230                 9.27
                                                      12.00 -  14.99               196,400                13.71
                                                      15.00 -  17.99               164,000                16.34
                                                      18.00 -  21.00               146,800                19.95
                                                                                 ---------               ------
                                                                                 1,171,280               $10.42
                                                                                 =========               ======

Presented below is pro forma net income and earnings per share, as required by SFAS 123, determined as if the Company had accounted for stock options granted in 1996 and 1995 under the provisions of SFAS 123. For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 6.22% and 4.83% for 1996 and 1995, respectively; an expected life of the option of 4.9 years and 5 years for 1996 and 1995, respectively; and an expected dividend yield of 3.18% and 3.40% and a volatility factor 25.41% and 32.92% for 1996 and 1995, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Had compensation cost for the Company's stock-based compensation plans been determined consistent with the recognition provisions of SFAS 123, net income and earnings per share would have been as follows:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
(In thousands, except per share amounts)                                          1996           1995
                                                                                  ----           ----

Pro forma net income                                                             $ 8,957       $ 26,598
Pro forma earnings per share:
   Primary                                                                       $  0.11       $   0.55
   Fully diluted                                                                 $  0.11       $   0.55

Due to the inclusion of only 1996 and 1995 option grants, the effects of applying SFAS 123 in 1996 and 1995 may not be representative of the pro forma impact in future years.


(21)  EMPLOYEE BENEFITS PROGRAMS

Substantially all employees are included in a trusteed defined benefit pension plan. Benefits contemplated by the plan are funded through payments to the Financial Institutions Retirement Fund, which operates a multi-employer plan and does not report relative plan assets and actuarial liabilities of the individual participating companies. The cost of funding is charged to current operations. There is no unfunded liability for past service. In addition, the Company maintains a retirement plan for outside directors. Pension expense totaled $1,580,000, $1,367,000, and $359,000 for 1996, 1995, and 1994, respectively.

The Company maintains a thrift savings plan, qualifying under Section 401(k) of the Internal Revenue Code, administered by the Financial Institutions Thrift Plan, and covering substantially all employees. Participants may designate up to 15% of their annual compensation as their contribution to the plan. Contributions by employees of up to 6% of their annual compensation are partially or fully matched by the Company based on each employee's number of years of service. Matching contributions by the Company totaled $1,110,000, $936,000, and $866,000 for 1996, 1995, and 1994, respectively.

The Company also sponsors an Employee Stock Ownership Plan (ESOP) which covers substantially all employees with more than one year of employment who have attained the age of twenty-one. The ESOP provides for a grant of the Company's stock equal to 1% of the annual compensation of each eligible employee up to annual compensation of $75,000. Contributions are made on December 31 of each year for all eligible employees on that date. Dividends on shares held in each employee's account are reinvested. Contributions made to the ESOP by the Company totaled $302,000, $247,000, and $448,000 for 1996, 1995, and 1994, respectively.

In addition, the Company sponsors an unfunded retiree medical, dental, and death benefits plan covering eligible employees who retired prior to July 1, 1990 and retired directors from Farm & Home. The plan is contributory with retiree contributions adjusted from time to time. The Company accounts for the plan in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). The plan's impact on the Company's consolidated financial statements is not material, therefore the disclosures required by SFAS 106 are not presented.

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

(23)  PARENT COMPANY FINANCIAL INFORMATION

                                                                 1996 DECEMBER 31, 1995
---------------------------------------------------------------------------------------
                                                                     (in thousands)
CONDENSED BALANCE SHEETS
Assets:
    Cash                                                       $  31,091     $    2,616
    Investment in subsidiaries                                   467,066        517,080
    Investment securities available for sale                          --          2,531
    Other assets                                                   1,627          4,946
                                                                --------       --------
                                                               $ 499,784     $  527,173
                                                                ========       ========
Liabilities and Stockholders' Equity:
    Subordinated notes                                         $      --     $   27,859
    Other liabilities                                              2,357          2,408
    Stockholders' equity                                         497,427        496,906
                                                                --------       --------
                                                               $ 499,784     $  527,173
                                                                ========      =========

                                                                                       Year Ended December 31,
                                                                               --------------------------------------
                                                                                 1996           1995          1994
                                                                               --------      ---------     ----------
                                                                                           (in thousands)

CONDENSED STATEMENTS OF OPERATIONS
Interest income                                                                $    330      $      82     $      241
Interest expense                                                                  1,672          2,867          5,276
                                                                                 ------        -------        -------
   Net interest expense                                                          (1,342)        (2,785)        (5,035)
Dividends received from subsidiaries                                             81,050         52,050         45,650
Equity in undistributed earnings (losses) of subsidiaries                       (69,402)       (22,682)         8,918
Other income                                                                         25              1             --
General and administrative expenses                                                (927)          (684)        (7,469)
                                                                                 ------        -------        -------
  Income before income tax benefit and extraordinary item                         9,404         25,900         42,064
Income tax benefit                                                                 (784)        (1,198)        (2,280)
                                                                                 ------        -------        -------
  Income before extraordinary item                                               10,188         27,098         44,344
Extraordinary item, net of income tax effect                                       (526)            --         (2,617)
                                                                                 ------        -------        -------
  Net income                                                                   $  9,662      $  27,098     $   41,727
                                                                                 ======        =======        =======

                                                                                       Year Ended December 31,
                                                                               --------------------------------------
                                                                                 1996           1995          1994
                                                                               --------      ---------     ----------
                                                                                           (in thousands)

CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
   Net income                                                                 $   9,662      $  27,098       $ 41,727
   Equity in earnings of subsidiaries                                           (11,648)       (29,368)       (54,568)
   Extraordinary loss on early extinguishment of debt                               812             --          3,965
   Other, net                                                                     4,334            517            270
                                                                                -------       --------        -------
      Net cash provided by (used in) operating activities                         3,160         (1,753)        (8,606)
                                                                                -------       --------        -------
Cash flows from investing activities:
   Dividends received                                                            81,050         52,050         45,650
   Additional investment in subsidiary                                               --        (21,463)       (19,036)
   Proceeds from maturities and sales of securities available for sale            2,531            800             --
                                                                                -------       --------        -------
      Net cash provided by investing activities                                  83,581         31,387         26,614
                                                                                -------       --------        -------
Cash flows from financing activities:
   Redemption of subordinated notes                                             (28,750)            --        (31,022)
   Cash dividends paid                                                          (30,513)       (26,789)       (18,056)
   Proceeds from issuance of preferred stock                                         --             --         21,273
   Purchase of treasury stock                                                      (923)        (3,426)          (150)
   Exercise of stock options                                                      1,920          1,107          6,459
                                                                                -------       --------        -------
      Net cash used in financing activities                                     (58,266)       (29,108)       (21,496)
                                                                                -------       --------        -------
      Net increase (decrease) in cash                                            28,475            526        (3,488)
Cash at beginning of year                                                         2,616          2,090          5,578
                                                                                -------       --------        -------
Cash at end of year                                                           $  31,091      $   2,616       $  2,090
                                                                                =======       ========        =======

(24) PLANNED MERGER WITH MERCANTILE BANCORPORATION INC.

Roosevelt Financial Group, Inc. announced on December 23, 1996 its plans to merge with Mercantile Bancorporation Inc. Pursuant to the merger agreement, shareholders of the Company will be able to elect to receive either $22 in cash or .4211 shares of Mercantile Bancorporation Inc. common stock, up to 13 million shares. Plans call for the merger, which is subject to the approval of shareholders of the Company and all appropriate regulatory agencies, to be completed in mid-1997.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement/Prospectus for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement/Prospectus pursuant to Items 402 (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

Information concerning executive officers of the Registrant is provided herein under Item 1 of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement/Prospectus for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement/Prospectus pursuant to Items 402 (k) and 402 (l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement/Prospectus for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement/Prospectus for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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
--------
                                                                         SEQUENTIALLY
                                                                         PAGE NUMBER
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

   2           Plan of acquisition, reorganization,
                arrangement, liquidation or succession                  Not applicable

               Filed as Exhibit's to the Registrant's
                Current Report on Form 8-K reporting
                the event of December 22, 1996 and
                incorporated herein by reference.

   3           Certificate of Incorporation.
                Filed as Exhibit 4.1 to the Registrant's
                Registration Statement No. 33-79308 and
                incorporated herein by reference.                       Not applicable

               Bylaws.  Filed as Exhibit 3.2 to the
                Registrant's Registration Statement
                No. 33-20337 incorporated herein
                by reference.                                           Not applicable

   4           Instruments defining the rights of
                security holders, including
                indentures:

               Specimen common stock certificate.
                Filed as Exhibit 4 to the
                Registrant's Registration
                Statement No. 33-20337
                incorporated herein by reference.                       Not applicable

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

   9           Voting trust agreement                                   Not applicable

   10          Material Contracts:
               1988 Non-Employee Directors Retirement
                Pension Plan.  Filed as Exhibit
                4.9 to the Registrant's Annual
                Report on Form 10-K for the year
                ended December 31, 1988 and
                incorporated herein by reference.                       Not applicable

               1994 Non-Employee Director
                Stock Option Plan. Filed as Exhibit
                4.10 to the Registrant's Annual
                Report on Form 10-K for the year
                ended December 31, 1994 and
                incorporated herein by reference.                       Not applicable

               Roosevelt Bank Supplemental
                Pension Plan. Filed as Exhibit
                4.10 to the Registrant's Annual
                Report on Form 10-K for the year ended
                December 31, 1994 and incorporated
                herein by reference.                                    Not applicable


               Roosevelt Bank Management Deferred
                Compensation Plan. Filed as Exhibit
                4.10 to the Registrant's Annual Report
                on Form 10-K for the year ended
                December 31, 1994 and incorporated
                herein by reference.                                    Not applicable

               Roosevelt Financial Group, Inc.
                Retirement Pension Plan for Outside Directors           Page

               Employment Agreement between the Registrant,
                Mercantile Bancorporation Inc. and Stanley
                J. Bradshaw                                             Exhibit 10.1

               Transition Employment Agreement between the
                Registrant, Mercantile Bancorporation Inc.
                and Anat Bird                                           Exhibit 10.2

               Transition Employment Agreement between the
                Registrant, Mercantile Bancorporation Inc.
                and Gary W. Douglass                                    Exhibit 10.3

   11          Statements re computation of
                per share earnings                                      Exhibit 11

   12          Statements re computation of
                ratios                                                  Not applicable

   13          Annual report to security holders                        Not applicable

   16          Letter re changes in certifying accountant               Not applicable


   18          Letter re changes in accounting principles               Not applicable

   21          Subsidiaries of the registrant                           Exhibit 21

   22          Published report regarding matters submitted
                to vote of security holders                             Not applicable

   23          Consents of experts                                      Exhibit 23

   24          Power of attorney                                        Not applicable

   27          Financial Data Schedule                                  Exhibit 27

   99          Additional exhibits                                      Not applicable

<F*>     In accordance with Item 601 (b) (2) (iii) of Regulation S-K,
         Registrant hereby agrees to furnish a copy of any omitted schedule to the agreement to the SEC upon request.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chesterfield, County of St. Louis, State of Missouri, on the
          day of March, 1996.

                                   ROOSEVELT FINANCIAL GROUP, INC.


                                   By    /s/ Stanley J. Bradshaw
                                     -------------------------------------
                                     Stanley J. Bradshaw
                                     Director, President and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                Title                              Date
-------------------------------------------------------------------                          ----


  /s/ Stanley Bradshaw                                    Director, President                March 4, 1997
----------------------------------------------------      and Chief Executive
Stanley J. Bradshaw                                       Officer


  /s/ Anat Bird                                           Director, Senior Executive         March 4, 1997
----------------------------------------------------      Vice President and Chief
Anat Bird                                                 Operating Officer


  /s/ Gary W. Douglass                                    Executive Vice President           March 4, 1997
----------------------------------------------------      and Chief Financial Officer
Gary W. Douglass


  /s/ Clarence M. Turley, Jr.                             Director                           March 4, 1997
----------------------------------------------------
Clarence M. Turley, Jr.


  /s/ Hiram S. Liggett, Jr.                               Director                           March 4, 1997
----------------------------------------------------
Hiram S. Liggett, Jr.


  /s/Patricia M. Gammon                                   Director                           March 4, 1997
----------------------------------------------------
Patricia M. Gammon


  /s/ Alvin D. Vitt                                       Director                           March 4, 1997
----------------------------------------------------
Alvin D. Vitt