Form 10-K/A
period 1996-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1997-03-14
CIK 830055

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III of Form 10-K--Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders.

   The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K") of Roosevelt Financial Group, Inc., is to amend certain items of the Form 10-K as follows:

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The last nine paragraphs under the caption "Liquidity and Capital Resources" have been added to discuss the nature and potential impact of the Company's share repurchase program and preferred stock redemption.

   Item 8.  Financial Statements and Supplementary Data

   The next to last sentence in the second paragraph under the caption "Stock Repurchase Program" to Note 18 has been added to reflect the maximum amount per share that the Company can pay for share repurchases in accordance with the terms of its merger agreement with Mercantile Bancorporation.

   The last sentence of Note 5 on page 65 has been added to indicate that as a result of the Company's December, 1996 decision to reclassify its entire securities portfolio from held to maturity to available for sale, it will be precluded from prospectively classifying any securities as held to maturity for a minimum period of one year.

   A paragraph to Note 4 on page 64 has been added to disclose the outstanding commitments to purchase and sell mortgage-backed securities at December 31, 1996.

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

The Company's merger agreement with Mercantile Bancorporation Inc. requires the redemption of all the Company's issued and outstanding shares of preferred stock on May 16, 1997. In addition, under the same agreement, Roosevelt is required to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of the planned merger up to 6,998,380 of its own common shares at a cost per share in each transaction not to exceed $22.00.

The Company anticipates that prior to the above mentioned redemption date, most if not all, existing preferred shareholders will elect to convert their preferred shares into common shares due to the significant currently existing value differential between post-conversion shares and the $50.00 per share redemption price. To the extent that certain preferred shareholders allow their shares to be redeemed at $50.00 per share by not electing conversion prior to the May 16, 1997 redemption date, such redemptions, if any, are anticipated to be funded by the Company from either then existing cash on hand or with funds provided from dividends from Roosevelt Bank. To the extent that all preferred shareholders elect to convert their shares into common stock prior to the May 16, 1997 redemption date, total stockholders' equity of the Company will not be impacted by such conversion. Any actual cash redemptions will have the impact of reducing the Company's stockholders' equity by the redemption price of $50.00 per share plus accrued and unpaid dividends for each share of preferred stock so redeemed.

The Company's above mentioned share repurchases are being conducted pursuant to a stock repurchase program authorized by the Board of Directors of Roosevelt Financial Group, Inc. on December 15, 1994 and expanded by that same board on January 2, 1997 and is discussed in more detail in the following paragraphs.

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

On January 2, 1997, the Board of Directors of the Company authorized an expansion of the capacity of the above mentioned stock repurchase plan by an additional 5,529,880 shares. This expansion, when coupled with the remaining authorization prior to the expansion (1,468,500 shares), resulted in a total authorization of 6,998,380 shares, the number of shares that the Company has agreed to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of its planned merger with Mercantile Bancorporation Inc. The cost per share in each such transaction cannot exceed $22.00. Subsequent to December 31, 1996 and through February 13, 1997, an additional 1,600,000 shares have been repurchased at a weighted average price of $21.08.

The above mentioned share repurchases to date have been funded by the Company from dividends from Roosevelt Bank. As a result of the recent trading range of Roosevelt's common stock exceeding the $22.00 per share maximum specified in the merger agreement, above which the Company is precluded from executing any repurchase transactions, the Company cannot predict the amount, if any, of additional share repurchases which may be accomplished prior to the anticipated closing date of the merger. To the extent that the price of the Company's common stock falls to $22.00 or below, the Company anticipates future repurchases will be funded by either then existing cash on hand at the Company, or with funds provided to the Company from dividends from Roosevelt Bank.

With respect to potential future dividends from Roosevelt Bank, the Company does not intend to allow the Bank to declare any such dividends that would result in the Bank not being classified as well capitalized under existing regulatory capital adequacy guidelines.

Future share repurchases, if any, prior to the anticipated effective date of the merger with Mercantile, are expected to reduce total shareholders' equity of the Company only in the unlikely event that such shares are not reissued in connection with either Company benefit programs or to fund the anticipated conversion, prior to May 16, 1997, of the Company's existing preferred stock into common stock.

The potential funding by the Company of future share repurchases or preferred stock redemptions, if any, utilizing Roosevelt Bank dividends as a funding source is not anticipated to have a material adverse impact on the Company's future operating income or earnings per share.

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

(5)  SECURITIES HELD TO MATURITY

In December 1996, the Company reclassified its entire investment and mortgage-backed securities portfolios from held to maturity to available for sale. The securities transferred consisted of investment securities with approximate amortized cost and market values of $114.3 million and $114.9 million, respectively, and mortgage-backed securities with approximate amortized cost and market values of $3.1 billion. This action was taken to provide the Company maximum flexibility to manage its portfolio. As a result of the Company's decision to reclassify its entire securities portfolio from held to maturity to available for sale, it will not be able to classify any securities as held to maturity for a minimum period of one year from the initial reclassification date.

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

On January 2, 1997, the Board of Directors of the Company authorized an expansion of the capacity of the above-mentioned stock repurchase plan by an additional 5,529,880 shares. This expansion, when coupled with the remaining authorization prior to the expansion (1,468,500 shares), resulted in a total authorization of 6,998,380 shares, the number of shares that the Company has agreed to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of its planned merger with Mercantile Bancorporation Inc. (See
Note 24). The cost per share in each such transaction cannot exceed $22.00. Subsequent to December 31, 1996 and through February 13, 1997, an additional 1,600,000 shares have been repurchased at a weighted average price of $21.08 per share (unaudited).


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

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ROOSEVELT FINANCIAL GROUP, INC.


March 14, 1997                     By    /s/ Gary W. Douglass
                                     -------------------------------------
                                     Gary W. Douglass
                                     Executive Vice President and
                                     Chief Financial Officer