Form 10-K/A
period 1996-12-31
ROOSEVELT FINANCIAL GROUP INC
filed 1997-04-29
CIK 830055

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                 FORM 10-K/A-2

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (314) 532-6200
                          --------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   None
===============================================================================

The purpose of this amendment on Form 10-K/A-2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K") of Roosevelt Financial Group, Inc. is to provide certain information under Items 10, 11, 12 and 13 not previously provided.

ITEM 10. Directors and Executive Officers of the Registrant.

          The table below sets forth certain information regarding the Board of Directors of Roosevelt as of December 31, 1996.

                                                                  Year
                                                                  First
                                                                 Elected         Term to
        Name                 Age            Position             Director         Expire
        ----                 ---            --------             --------        -------

                                                         NOMINEES
Stanley J. Bradshaw           39      Chairman of the Board,       1991            1997<F1>
                                      President and Chief
                                      Executive Officer
Patricia M. Gammon            47      Director                     1994            1997<F1>
Hiram S. Liggett, Jr.         64      Director                     1978            1997<F1>
Clarence M. Turley, Jr.       68      Director                     1968            1997<F1>

                                      DIRECTORS CONTINUING IN OFFICE

Anat Bird                     45      Director, Senior             1995             1998
                                      Executive Vice President
                                      and Chief Operating
                                      Officer
Robert M. Clayton II          56      Director                     1974             1998
Douglas T. Breeden            46      Director                     1990             1998
Richard E. Beumer             58      Director                     1986             1999
Bradbury Dyer III             54      Director                     1994             1999
Alvin D. Vitt                 61      Director                     1981             1999

<F1> Director will be nominated to serve an additional three year term to expire in 2000 at Roosevelt's upcoming Annual Meeting of Stockholders.

          The business experience of each of the directors for at least the past five years is as follows:

          Stanley J. Bradshaw. Mr. Bradshaw joined Roosevelt Bank in December 1985 as Vice President and Chief Lending Officer and was promoted to Senior Vice President and Chief Investment Officer in 1987. During 1988, Mr. Bradshaw was named Executive Vice President and Chief Operating Officer. He joined the Roosevelt Board and the Board of Directors of Roosevelt Bank and became President and Chief Executive Officer of Roosevelt in 1991. Mr. Bradshaw became Chairman of the Board in April 1996.

          Patricia M. Gammon. Ms. Gammon is Vice President of Blackstone Alternative Asset Management, an investment management firm located in New York, New York. From 1978 to December 1995, Ms. Gammon served as Director of Investments for Yale University.

          Hiram S. Liggett, Jr. Mr. Liggett is President of Liggett Consulting Services, Inc. From December 1989 to August 1992, Mr. Liggett served as a special consultant to Keystone Consulting Group. From August 1987 to November 1988, he served as a special consultant to Blue Cross/Blue Shield of Missouri. Mr. Liggett retired in August 1986 as Vice President of Brown Group, Inc., a shoe manufacturing and sales company in St. Louis.

          Clarence M. Turley, Jr.  Mr. Turley is Vice Chairman of the
Board of Colliers Turley Martin Company, a commercial real estate company in St. Louis.

           Anat Bird. Mrs. Bird joined Roosevelt and Roosevelt Bank as Senior Executive Vice President and Chief Operating Officer in July 1995. In January 1991, Mrs. Bird founded the Financial Institutions Consulting Group ("FICG") at BDO Seidman, New York City, and developed and managed the FICG through June 1994. In June 1994, Mrs. Bird founded SCB Forums, LTD. ("SCB"), a financial institutions consulting firm located in New York City and the successor to FinExc Group, L.L.C.

           Robert M. Clayton II. Mr. Clayton is a partner in the law firm of Clayton, Curl & Clayton in Hannibal, Missouri.

           Dr. Douglas T. Breeden. Dr. Breeden is Chairman of the Board of Directors of Smith Breeden Associates, Inc. ("Smith Breeden"), a money management firm that manages money for and advises mutual funds, pension funds, municipalities, private entities and banks, including Roosevelt Bank. Dr. Breeden is also a director of Smith Breeden Family of Funds and Harrington Financial Group, Inc. In addition, Dr. Breeden is a Research Professor of Finance at the Fuqua School of Business, Duke University. Dr. Breeden served as Vice Chairman of the Board of the Roosevelt Bank from May 1992 to June 1995 and as Chairman of the Board of Roosevelt from June 1995 to April 1996.

           Richard E. Beumer. Mr. Beumer is Chairman and Chief Executive Officer of Sverdrup Corporation, an international engineering, design, development and construction company headquartered in St. Louis. Mr. Beumer is also a director of Laclede Gas Company.

           Bradbury Dyer III. Mr. Dyer is managing agent of Paragon Joint Venture and a general partner of Paragon Associates and Paragon Associates II, private investment partnerships in Dallas, Texas, positions he has held since 1972. Mr. Dyer is also a Director of Capsure Holdings Corp. and Falcon Building Products.

           Alvin D. Vitt. Mr. Vitt is Chairman and President of Alvin D. Vitt & Company, a real estate development company in St. Louis.

           Information concerning the executive officers of the Registrant is provided under Item 1 of Part I of this Report and incorporated by reference herein.

          Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Roosevelt's officers and directors, and persons owning more than 10% of a registered class of Roosevelt's equity securities, to file periodic reports of ownership and changes in ownership with the Commission and to provide Roosevelt with copies of such reports. Based solely upon information provided to Roosevelt by the directors and officers subject to Section 16(a), Roosevelt believes that all filing requirements applicable to its directors and officers were complied with during 1996, except for the inadvertent failure to timely report one transaction each by Terry F. Grzina and Gerald M. Klug, both officers of Roosevelt Bank. Messrs. Grzina and Klug subsequently filed Form 4s to report the transactions.

ITEM 11. Executive Compensation.

              The following table sets forth information concerning the compensation for services in all capacities to Roosevelt and Roosevelt Bank for the years ended December 31, 1996, 1995 and 1994 of Roosevelt's Chief Executive Officer and the other most highly compensated executive officers of Roosevelt and Roosevelt Bank, whose respective salaries and bonuses exceeded $100,000 in 1996 (the "named officers").

                                                  SUMMARY COMPENSATION TABLE
                                                                                              Long Term
                                                                  Annual Compensation      Compensation<F8>
                                                             --------------------------    ----------------
                                                                               Other
                                                                               Annual
                                                                               Compen-       Securities
Name and Principal                                                             sation        Underlying       All Other
Position                              Year     Salary        Bonus              ($)            Options       Compensation
------------------                    ----     ------        -----             -------       -----------     ------------
Stanley J. Bradshaw, President        1996    $440,000      $250,000          $    ---          50,000         $9,840<F1>
and Chief Executive Officer           1995     400,000       125,000               ---          25,000          9,846<F1>
                                      1994     335,000       251,250               ---          75,000          9,843<F1>

Anat Bird, Senior Executive Vice      1996     306,000       147,000               ---          28,300          5,340<F4>
President and Chief Operating         1995     137,500        35,000           196,663<3>       40,000             24<F4>
Officer<F2>                           1994         ---           ---               ---             ---            ---

Gary W. Douglass, Executive           1996     207,000        81,000               ---          17,500          4,588<F5>
Vice President and Chief              1995     162,179        50,000               ---          35,000             56<F5>
Financial Officer<F2>                 1994         ---           ---               ---             ---            ---

Daniel P. Sneed, Senior Vice          1996     130,000        13,000               ---             ---          5,011
President<F2>                         1995     116,375        31,255<F6>           ---           4,000          3,363<F7>
                                      1994      69,962           ---               ---             ---             48<F7>

----------------
<F1>            Matching contributions to Mr. Bradshaw's account in Roosevelt
                Bank's 401(k) Plan (the "401(k) Plan"), contributions under Roosevelt's Employee Stock Ownership Plan (the "ESOP") and life insurance premiums, respectively, for (i) 1996 -
                $9,000, $750 and $90; (ii) 1995 - $9,000, $750, and $96; and
                (iii) 1994 - $9,000, $750 and $93.  Effective February 1,
                1997, the ESOP was terminated and all employee ESOP account balances were transferred into the employees' respective 401(k) Plan accounts.

<F2>            Mrs. Bird, Mr. Douglass and Mr. Sneed assumed their positions with Roosevelt and Roosevelt Bank on July 17, 1995, March 9, 1995 and April 23, 1994, respectively.

<F3>            Value adjustment on prior home, reimbursement for taxes,
                relocation expenses and employee benefit expenses of $89,500, $79,528, $25,535 and $2,100, respectively.

<F4>            For 1996, represents matching contributions to Mrs. Bird's account in the 401(k) Plan, the ESOP and life insurance premiums, respectively, as follows: $4,500, $750 and $90. For 1995, represents life insurance premiums paid on Mrs. Bird's behalf.

<F5>            For 1996, represents matching contributions to Mr. Douglass'
                account in the 401(k) Plan, the ESOP and life insurance premiums, respectively, as follows: $3,748, $750 and $90. For 1995, represents life insurance premiums paid on Mr. Douglass' behalf.

<F6>            Represents the fair market value on November 21, 1995 of 1,866 shares of restricted Common Stock awarded to Mr. Sneed on such date. The restricted Common Stock vested on December 21, 1995.

<F7>            Matching contributions to Mr. Sneed's account in Roosevelt
                Bank's 401(k) Plan, contributions under the ESOP and life insurance premiums, respectively, for (i) 1996 - $4,171, $750 and $90; (ii) 1995 - $2,517, $750 and $96; and (iii)
                1994 - $0, $0 and $48.

<F8>            At December 31, 1996, Mr. Bradshaw, Mrs. Bird and Mr. Douglass
                held 35,000, 30,000 and 20,000 shares of restricted stock, respectively. The restricted shares, which were awarded during 1995, will vest, if not earlier forfeited or terminated due to termination or separation from Roosevelt within ten years from the date of grant if and only if Roosevelt Common Stock has experienced 20 consecutive days of trading at a price equal to or above $56.64 per share.
                In addition, the vesting of Mr. Bradshaw's restricted shares may be wholly or partially accelerated, at the discretion of Roosevelt's Stock Option Committee, upon a change in control of Roosevelt. The restricted shares awarded to Mrs. Bird and Mr. Douglass will vest immediately upon a change in control of Roosevelt. For these purposes, approval of the merger of Roosevelt with Mercantile Bancorporation, Inc.
                ("MBI") pursuant to the Agreement and Plan of Reorganization, dated as of December 22, 1996, between Roosevelt and MBI, by Roosevelt stockholders at Roosevelt's upcoming Annual Meeting of Stockholders will constitute a change in control. Dividends are paid on the restricted shares to the same extent and on the same date as dividends are paid on all other outstanding shares of Roosevelt Common Stock. Based on the closing price per share of Roosevelt Common Stock on NASDAQ on December 31,
                1996, the shares held by Mr. Bradshaw, Mrs. Bird and Mr. Douglass had aggregate market values of $735,000, $630,000 and $420,000, respectively.

           The following table sets forth certain information concerning grants of stock options pursuant to the 1986 Stock Option Plan to the named officers in 1996. No stock appreciation rights ("SARs") were granted in 1996.

                                   Option Grants In Last Fiscal Year

                                                                                 Individual Grants
                                                                     ------------------------------------------
                             Number of           % of Total
                            Securities            Options
                            Underlying            Granted            Per Share                        Grant Date
                              Options           to Employees          Exercise      Expiration         Present
Name                        Granted<F1>        in Fiscal Year          Price           Date           Value<F2>
----                        -----------        --------------        ---------      ----------        ---------
Stanley J. Bradshaw           50,000              33.590%             $20.620        12/18/2001        $190,900

Anat Bird                     28,300              19.012%             $20.620        12/18/2001        $108,049

Gary W. Douglass              17,500              11.755%             $20.620        12/18/2001         $66,815

Daniel P. Sneed                    0                 N/A                  N/A               N/A             N/A

--------------------

<F1>            Five-year options which are exercisable immediately.

<F2>            Based on the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on various assumptions, as discussed below.

                The Black-Scholes option pricing model used for purposes of the table above reflects an implied price volatility of 25.41%. The Stock Option Committee further assumed that the term of the options was five years and that the then dividend yield of approximately 3.18% would remain constant. The risk free rate was assumed to be above 6.22% for all relevant periods. No diminution of value was considered due to the option holder's inability to transfer his rights under the option agreements.


                The following table sets forth certain information concerning the exercise of options during 1996 and the number and value of unexercised stock options at December 31, 1996 held by the named officers. None of the named officers held any SARs at December 31, 1996 or exercised any SARs during 1996.

                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FY-END OPTION VALUES

                                                              Number of Securities             Value of Unexercised
                                                             Underlying Unexercised                In-The-Money
                               Shares                          Options at FY-End               Options at FY-End<F1>
                              Acquired       Value       ------------------------------     ----------------------------
      Name                   on Exercise    Realized      Exercisable     Unexercisable     Exercisable    Unexercisable
-------------------          -----------    --------     ------------     -------------     -----------    -------------
Stanley J. Bradshaw             1,213        $19,990      381,287<F1>          0            $3,724,496         N/A

Anat Bird                         0              N/A       68,300              0               224,504         N/A

Gary W. Douglass                  0              N/A       52,500              0               157,900         N/A

Daniel P. Sneed                   0              N/A       11,500              0                72,312         N/A


-------------------

<F1>            The difference between the aggregate option exercise price and the fair market value of the underlying shares on the date of exercise.

<F2>            The difference between the aggregate option exercise price and the fair market value of the underlying shares at December 31, 1996.

Compensation Committee Interlocks and Insider Participation

               The members of the Stock Option Committee and Compensation Committee during 1996 were Directors Clayton (Chairman), Breeden, Beumer and Dyer. Dr. Breeden is Chairman of the Board of Smith Breeden. Smith Breeden is a money management firm that provides Roosevelt Bank with certain investment consulting services, including advice on asset/liability management and analysis. Approval of the retention of Smith Breeden is reviewed annually by the Roosevelt Board, in accordance with the terms of Roosevelt Bank's Director and Officer Conflict of Interest Policy, without the participation of Dr. Breeden. For the year ended December 31, 1996, Smith Breeden received approximately $1.3 million in fees and expenses from Roosevelt Bank.

PENSION PLANS
                Roosevelt Bank's employees are eligible to participate in the Financial Institutions Retirement Fund (the "FIRF"), a multiple employer pension plan. Annual benefits under the FIRF cannot exceed the Service maximum annual benefit for 1996 of $125,000 under the standard form elected by Roosevelt Bank. Benefits in excess of this amount are provided to certain executive officers through a supplemental retirement plan (together with the FIRF, the "Pension Plans"). Prior to February 1, 1997, benefits under the Pension Plans were generally payable in straight life annuity payments, and determined by first multiplying the average of the three highest years of compensation at time of retirement by the number of years of service, and then multiplying that amount by 2% (the "Old Method"). The following table sets forth annual pension benefits payable under the Old Method.

                                                 PENSION PLAN TABLE

                                                                                Years of Service
                                                             -------------------------------------------------------
               Compensation                                      15              20            25            30
-----------------------------------------                    -----------    -----------    -----------   -----------
$125,000                                                      $ 37,500       $ 50,000       $ 62,500       $ 75,000
 150,000                                                        45,000         60,000         75,000         90,000
 175,000                                                        52,500         70,000         87,500        105,000
 200,000                                                        60,000         80,000        100,000        120,000
 225,000                                                        67,500         90,000        112,500        135,000
 250,000                                                        75,000        100,000        125,000        150,000
 300,000                                                        90,000        120,000        150,000        180,000
 350,000                                                       105,000        140,000        175,000        210,000
 400,000                                                       120,000        160,000        200,000        240,000
 450,000                                                       135,000        180,000        225,000        270,000
 500,000                                                       150,000        200,000        250,000        300,000
 550,000                                                       165,000        220,000        275,000        330,000
 600,000                                                       180,000        240,000        300,000        360,000
 650,000                                                       195,000        260,000        325,000        390,000
 700,000                                                       210,000        280,000        350,000        420,000
 750,000                                                       225,000        300,000        375,000        450,000


                Effective February 1, 1997, Roosevelt Bank's method of participation in the FIRF was amended, replacing the Old Method with the Pension Equity Plan Method ("PEP"), under which benefits will be based upon the average of the three highest years of compensation at time of retirement and the age of the employee. Unlike the Old Method, benefits under the PEP are payable in a lump sum upon termination of employment, determined by multiplying the applicable annual accrual rate by the average of the three highest years of compensation at time of retirement. The annual accrual rate is determined as follows:


               3% for each year of service from ages 0 through 29, plus 4% for each year of service from ages 30 through 39, plus 5% for each year of service from ages 40 through 49, plus 6% for each year of service from ages 50 through 59, plus 7% for each year of service from ages 60 and over.

               In connection with the adoption of the PEP, with respect to benefits accrued prior to February 1, 1997, each employee will be entitled to receive the greater of (i) the benefit to which he or she is entitled to receive under the Old Method earned through February 1, 1997 or
(ii) the benefit he or she would have been entitled to receive if the PEP had been in effect on the employee's start date under the FIRF. In addition, each employee who had at least ten years of service under the FIRF as of February 1, 1997 will be entitled to receive at retirement the greater of (i) the benefit the employee would have earned under the Old Method if the Old Method had been in effect at time of retirement or (ii) the benefit earned under the PEP. For purposes of the Pension Plans, compensation means salary, cash bonus awards and other forms of cash compensation. Cash compensation does not include employer contributions pursuant to Roosevelt's and Roosevelt Bank's retirement and benefit plans and amounts attributable to other miscellaneous benefits received by executive officers. Benefits under the Pension Plan are not offset by the recipient's primary Social Security Benefits.

                At December 31, 1996, Mr. Bradshaw had 10 years of credited service under the Pension Plans. Mr. Sneed had approximately 1 1/2 years and Mrs. Bird and Mr. Douglass each had less than 1 year of credited service under the Pension Plans at December 31, 1996. Based upon their respective ages, years of service, annual compensation and benefits accrued as of December 31, 1996, the estimated annual benefits payable upon retirement at normal retirement age to each of Mr. Bradshaw, Mrs. Bird, Mr. Douglass and Mr. Sneed are $41,846, $1,250, $2,250 and $4,430, respectively.

Director Compensation

                Fees. Directors' fees are paid to non-employee directors only, in the amount of $2,083 per month plus an additional $500 for each regular meeting attended, and $1,000 by special board meeting attended in person of $450 for participation in a special meeting by telephone. Mr. Breeden received an additional $1,000 per month for his service as Chairman, in which capacity he served until April 1996. Non-employee members of Roosevelt Bank's Audit and Compensation Committees and Roosevelt's Stock Option Committee (except for the chairman of each such committee) receive $1,000 per meeting attended in person and $300 for participation by telephone. The chairman of such committee receives $1,250 for each meeting attended in person and $300 for participation by telephone. The Chairman of Roosevelt's Executive Committee (if not an employee) receives $2,500 for each meeting attended while each other committee member receives $1,250 for each meeting attended in person and $300 for participation by telephone.

                Retirement Pension Plan of Outside Directors. The Roosevelt Board has adopted a non-qualified unfunded Retirement Pension Plan for Outside Directors (the "Retirement Plan"), which was ratified by stockholders at Roosevelt's 1989 Annual Meeting of Stockholders. The Retirement Plan provides for payment of a pension to former non-employee directors beginning at the later of age 65 or the date upon which service as a director ceases.

               Under the terms of the Retirement Plan, benefits are payable in monthly installments to the retired director (or such director's surviving spouse) for 15 years. In order to be eligible to receive the pension benefit, the director must have served as a member of the Board of Directors for not less than ten years.

                Directors having ten years of service are entitled to an annual benefit equal to 40% of the average annual director's fees (exclusive of any special meeting fees or committee fees) for the three consecutive years in which such average is greater than the average of any other three consecutive years. The benefit level increases by an additional 6% of average annual director's fees, as previously defined, for each additional year of service, provided that the maximum benefit to any participant will not exceed 70% of such participant's average annual director's fees. Accordingly, maximum benefits under the Retirement Plan are earned and vested after 15 years of service. Messrs. Turley, Liggett, Clayton and Vitt have more than 15 years of service. The years of service applicable to Messrs. Beumer, Breeden, Dyer and Gammon are eleven, seven, three and three, respectively.

Employment Agreements

                On the date of the execution of the Agreement and Plan of Reorganization dated December 22, 1996, by and between Mercantile Bancorporation Inc. ("MBI") and Roosevelt pursuant to which Roosevelt will merge with MBI (the "Merger"). Anat Bird, Senior Executive Vice President and Chief Operating Officer of Roosevelt, Gary W. Douglass, Executive Vice President and Chief Financial Officer of Roosevelt, and Stanley J. Bradshaw, Chairman of the Board, President and Chief Executive Officer of Roosevelt, each entered into employment agreements with MBI and Roosevelt. These employment agreements, which take effect at the effective time of the Merger (the "Effective Time"), are summarized below.

                Under Ms. Bird's employment agreement, Ms. Bird will serve as Chief Operating Officer of Roosevelt Bank until Roosevelt Bank is merged with another subsidiary of MBI, after which time Ms. Bird will serve in another senior management position with MBI. Ms. Bird's employment agreement is for a term of one year and calls for an annual base salary of not less than $250,000, which amount represents approximately a 21% reduction from her existing base salary. She will also be entitled to receive a cash bonus for that first year of not less than $75,000. As an inducement for Ms. Bird to enter into the aforementioned agreement, she will receive a cash payment of $500,000 on the date immediately prior to the Effective Time. In the event Ms. Bird voluntarily terminates her employment prior to the first anniversary of the Effective Time, she will be entitled to receive only the amount of accrued salary and bonus through the termination date. In the event Ms. Bird either voluntarily terminates her employment on or after the first anniversary of the Effective Time or experiences an Involuntary Termination (as such term is defined in the agreement), she will be entitled to receive accrued salary and bonus and an amount equal to her annual base salary and minimum bonus in 24 equal semi-monthly installments. In the event that a "parachute" excise tax would be imposed on any payments to Ms. Bird, Ms. Bird's payments would be appropriately reduced such that no "parachute" excise tax is imposed. The agreement also contains a covenant not to compete with MBI during the term of her employment agreement and, if her employment terminates during the term of the agreement for any reason, for a period of one year beginning on the date of termination.

                Under Mr. Douglass' employment agreement, Mr. Douglass will serve as Chief Financial Officer of Roosevelt Bank until Roosevelt Bank is merged with a subsidiary of MBI, after which time Mr. Douglass will serve in another senior management position with MBI. Mr. Douglass' employment agreement is for a term of two years and calls for an annual base salary of not less than $225,000, an amount approximating Mr. Douglass' existing salary. The agreement also calls for a minimum bonus payment during the first year of $67,500, an amount approximating the average bonus received by Mr. Douglass during the previous two years. As an inducement for Mr. Douglass to enter into the aforementioned agreement, he will receive a cash payment of $225,000 on the date immediately prior to the Effective Time. In the event Mr. Douglass voluntarily terminates his employment prior to the first anniversary of the Effective Time, he will be entitled to receive only the amount of accrued salary and bonus through the termination date. In the event that Mr. Douglass either voluntarily terminates his employment on or after the first anniversary of the Effective Time or experiences an Involuntary Termination (as such term is defined in the agreement), he will be entitled to receive accrued salary and bonus and an amount equal to his annual base salary plus bonus in 24 equal semi-monthly installments. In the event that a "parachute" excise tax would be imposed on any payments to Mr. Douglass, Mr. Douglass' payments would be appropriately reduced such that no "parachute" excise tax is imposed. The agreement also contains a covenant not to compete with MBI during the term of his employment agreement and, if his employment terminates during the term of the agreement for any reason, for a period of one year beginning on the date of termination.

                Mr. Bradshaw's employment agreement is for a term of three years and stipulates an annual base salary of $425,000, an amount which represents a 15% reduction from his current base salary. The agreement also stipulates a bonus during the first year of not less than $233,750, an amount which approximates his average bonus for the previous three years. In the event Mr. Bradshaw experiences an Involuntary Termination (as such term is defined in the agreement), he will be entitled to receive accrued salary and bonus and an amount equal to his base salary and bonus for the remainder of the term of the agreement in 24 equal semi-monthly installments. In the event a "parachute" excise tax would be imposed on any payments to Mr. Bradshaw, Mr. Bradshaw's payments will be appropriately reduced such that no "parachute" excise tax is imposed. The agreement also contains a covenant not to compete with MBI during the term of Mr. Bradshaw's employment agreement and, if Mr. Bradshaw's employment terminates for any reason during the term of the agreement, until the later of the third anniversary of the Effective Time or the first anniversary of the date of termination.

                As stipulated in Mr. Bradshaw's employment agreement, MBI's management believes that it is essential to the management and future growth of the assets acquired in the Merger for Mr. Bradshaw to be retained. Accordingly, the agreement provides that Mr. Bradshaw will become a member of MBI's Management Executive Committee and report to the Chief Executive Officer of MBI. Mr. Bradshaw will serve as President and Chief Executive Officer of Roosevelt Bank from and after the Effective Time until Roosevelt Bank is merged with another affiliate with MBI. Concurrently and thereafter, Mr. Bradshaw will serve as President and Chief Executive Officer of MERC Mortgage, MBI's St. Louis-based mortgage banking operation.

                MBI presented Mr. Bradshaw with the three-year employment agreement described above as a condition to MBI's entering into the Merger Agreement. As an inducement to Mr. Bradshaw to enter into the agreement, Roosevelt will issue 100,000 shares of restricted stock of Roosevelt to Mr. Bradshaw at the Effective Time. Such shares shall vest annually in equal portions over a period of three years following the Effective Time; provided that the vesting of such shares shall not accelerate in the event of a future change in control of MBI. The market value of the restricted stock represents an amount which approximates the difference between Mr. Bradshaw's cash compensation and the average cash compensation received by chief executive officers in Roosevelt's peer group during the six years Mr. Bradshaw has served as Chief Executive Officer of Roosevelt, a period during which Roosevelt's total shareholder return had been above average compared to the peer group.

ITEM 12.  Security Ownership of Certain Beneficial Owner and Management.

As of December 31, 1996, Roosevelt had 44,183,124 shares of Roosevelt
Common Stock issued and outstanding. The following table sets forth, as of December 31, 1996, certain information as to (i) those persons who were known by management to be beneficial owners of more than 5% of the outstanding shares of Roosevelt Common Stock and (ii) the shares of Roosevelt Common Stock beneficially owned by the directors and the executive officers named below and, (iii) all directors and executive officers as a group.

                                                                      Number of Shares      Percent
                                                                       of Common Stock        of
           Beneficial Owners                                         Beneficially Owned      Class
           -----------------                                         ------------------      -----
Jurika & Voyles, Inc.                                                   2,929,966<F1>         6.19
            1999 Harrison Street, Suite 700
            Oakland, California 94612

John Hancock Mutual Life Insurance Company                              2,437,447<F2>         5.50
John Hancock Subsidiaries, Inc. and
John Hancock Asset Management
            P.O. Box 111
            Boston, Massachusetts 02117

                      and

The Berkeley Financial Group and
John Hancock Advisors, Inc.
            101 Huntington Avenue
            Boston, Massachusetts 02199


<F1>            As reported by Jurika & Voyles, L.P. ("Jurika"), a registered investment advisor, in Amendment No. Two to a statement as of December 31, 1996 on Schedule 13G under the Exchange Act. Jurika reported shared voting power as to 2,643,126 shares, shared dispositive power as to 2,929,966 shares and sole voting and dispositive powers as to no shares.

<F2>            As reported by John Hancock Mutual Life Insurance Company
                ("JHMLIC"), JHMLIC's wholly-owned subsidiary, John Hancock Subsidiaries, Inc. ("JHSI"), JHSI's wholly-owned subsidiary, John Hancock Asset Management ("JHAM"), JHAM's wholly-owned subsidiary, The Berkeley Financial Group ("TBFG") and TBFG's wholly-owned subsidiary, John Hancock Advisers, Inc., ("JHA") in a statement as of December 31, 1996 on Schedule 13G under the Exchange Act. JHMLI, JHSI, JHAM and TBFG reported indirect beneficial ownership of these shares. JHA reported sole voting and dispositive powers as to all of such shares. Amount includes shares of Roosevelt Common Stock that may be obtained upon conversion of shares of 6 1/2% Non-Cumulative Convertible Preferred Stock, Series F, held.

                                                           Number of Shares                 Percent
                                                           of Common Stock                     of
Named Directors and Named Officers<F3>                  Beneficially Owned<F3>               Class
--------------------------------------                  ----------------------              -------
Stanley J. Bradshaw <F1>                                       651,340                        1.45
         Chairman of the Board, President
         and Chief Executive Officer

Anat Bird <F1>                                                 101,737                         .23
         Senior Executive Vice President and Chief
         Operating Officer

                                                      Number of Shares                     Percent
                                                       of Common Stock                       of
          Beneficial Owners                           Beneficially Owned<F3>                Class
          -----------------                           ----------------------               -------
Gary W. Douglass                                             78,616                          .18
         Executive Vice President and Chief Financial
         Officer

Daniel P. Sneed                                              30,337                          .07
         Senior Vice President<F2>

Patricia M. Gammon <F1>.                                      9,150                          .02
         Director

Hiram S. Liggett, Jr <F1>.                                   42,330                          .09
         Director

Clarence M. Turley, Jr. <F1><F2>                             46,920                          .10
         Director

Robert M. Clayton II <F1><F2>                                47,859                          .23
         Director

Douglas T. Breeden <F1>                                     280,468                          .63
         Director

Richard E. Beumer <F1>                                       46,927                          .10
         Director

Bradbury Dyer III <F1>                                      281,096                          .63
         Director

Alvin D. Vitt <F1>                                           60,941                          .14
         Director

All directors and executive officers                      1,812,417                         4.05
         as a group (17 persons)<F2>



----------------------
<F1>            Includes shares held directly, in retirement
                accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals' families, as well as 9,000, 18,500, 9,000, 19,500, 381, 287, 68,300, 9,000,
                15,000 and 9,000 shares, which Directors Breeden, Beumer, Dyer, Vitt, Bradshaw, Bird, Clayton, Gammon, Liggett and Turley, respectively, have the right to purchase pursuant to stock options exercisable within 60 days of December 31, 1996, granted under the 1986 Stock Option Plan and the Roosevelt Financial Group, Inc. 1994 Non-Employee Director Stock Option Plan, as appropriate, with respect to which shares the directors may be deemed to have sole voting and dispositive powers. The 1986 Stock Option Plan terminated on January 29, 1997.

<F2>            Excludes 480, 300, 654 and 1,000 shares as to which Messrs.
                Turley and Clayton, Ronald L. Cawood, an officer of Roosevelt Bank, and Daniel P. Sneed, an officer of Roosevelt Bank, disclaim beneficial ownership, respectively.

<F3>            Includes shares held directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals' families, as well as 381,289, 68,300, 52,500, 30,337 and 677,587 shares, which
                Mr. Bradshaw, Mrs. Bird, Mr. Douglass, Mr. Sneed and all directors and executive officers as a group, respectively, have the right to purchase pursuant to stock options currently exercisable or which will become exercisable within 60 days of December 31, 1996, granted under Roosevelt's Amended and Restated 1986 Stock Option and Incentive Plan (the "1986 Stock Option Plan") or Roosevelt's 1994 Non-Employee Director Stock Option Plan (the "Director Plan"), with respect to which shares the named individuals and group may be deemed to have sole voting and dispositive powers.

Item 13. Certain Relationships and Related Transactions.

              Prior to the enactment on August 9, 1989 of FIRREA, Roosevelt Bank, like many savings associations, followed a policy of granting loans with favorable interest rates to eligible officers, directors and employees, generally for the financing of their personal residences and for consumer purposes. Under FIRREA, all loans and extensions of credit to the executive officers and directors of Roosevelt Bank and their related entities must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.
Roosevelt Bank has continued its policy of granting loans with favorable interest rates only for employees other than executive officers and directors. The balance at December 31, 1996 of all loans by Roosevelt or its subsidiaries to the directors, executive officers and other affiliated persons of Roosevelt or of its subsidiaries totaled $409,315, or .08% of stockholders' equity at that date.

              In addition, all loans and other comparable transactions between Roosevelt Bank or Roosevelt and its executive officers, directors, controlling persons, or affiliated interests of any of the foregoing are subject to approval of a majority of the disinterested directors of Roosevelt Bank or Roosevelt, as the case may be.

               Set forth below is certain information as of December 31, 1996 as to loans made by Roosevelt Bank to each of its directors and executive officers whose aggregate indebtedness to the Bank exceeded $60,000 at any time since January 1, 1996. The loans designated in the table below as residential loans are first mortgage loans secured by the borrower's current principal place of residence.

                                                                                  Largest
                                                                                 Aggregate
                                                                                  Amount
                                                                                Outstanding      Balance        Interest
                                                Date        Nature of             Since           as of        Rate as of
      Name and Position                        of Loan     Indebtedness          01/01/96       12/31/96        12/31/96
      -----------------                        -------     ------------          --------       --------        --------
Hiram S. Liggett, Jr.                          12/01/86     Residential          $ 88,419       $ 77,435          8.56%
      Director

Ronald L. Cawood                               09/16/92     Residential           189,696        186,445          6.13
      Senior Vice President

Terry F. Grzina                                12/01/93     Residential            75,801         74,034          4.51
      Senior Vice President

Gerald M. Klug<F1>                             09/04/96     Secured Personal      100,000         70,000          9.00
      Senior Vice President and Controller


<F1>            Loan made by Missouri State Bank, a wholly-owned subsidiary of Roosevelt. In addition, Joseph Stieven, a brother-in-law of Mr. Klug, was indebted to Missouri State Bank in the amount of $750,000 as of December 31, 1996 pursuant to an investment line of credit extended to Mr. Stieven. The rate of interest charged on such indebtedness is the prime rate plus one percent.

              For a discussion of certain transactions with Roosevelt Bank involving Director Breeden, see "-- Compensation Committee Interlocks and Insider Participation" under Item 11 of this Report.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ROOSEVELT FINANCIAL GROUP, INC.


April 29, 1997                     By    /s/ Gary W. Douglass
                                     -------------------------------------
                                     Gary W. Douglass
                                     Executive Vice President and
                                     Chief Financial Officer