Form 10-Q
period 1997-03-31
ROOSEVELT FINANCIAL GROUP INC
filed 1997-05-05
CIK 830055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        (Mark One)
           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      March 31, 1997
                                           ------------------------

                                       OR

           [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     ----------------   ---------------

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
                                                         ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No
                                       ---------   ---------

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at
      ----------------------              -------------------------------
          Common Stock                               42,149,737
          Par Value $.01

                                 INDEX



                    ROOSEVELT FINANCIAL GROUP, INC.


                                                                    PAGE
 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)

          - Consolidated Balance Sheets                                2

          - Consolidated Statements of Operations                      3

          - Consolidated Statements of Stockholders'
            Equity                                                     4

          - Consolidated Statements of Cash Flows                      5

          - Notes to Consolidated Financial
            Statements                                                 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10



PART II.  OTHER INFORMATION

          SIGNATURES                                                  21


ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except share data) (Unaudited)

                                                                                            March 31,       December 31,
                                                                                              1997              1996
                                                                                           ----------        ----------
Assets:
Cash and cash equivalents                                                                  $   43,025        $   48,642
Securities available for sale:
     Investment securities                                                                    181,345           183,227
     Mortgage-backed securities                                                             2,726,682         2,974,530
Loans                                                                                       4,288,411         4,298,469
Real estate owned                                                                              14,015            12,438
Office properties and equipment, net                                                           54,275            54,966
Other assets                                                                                  200,556           224,140
                                                                                           ----------        ----------
                                                                                           $7,508,309        $7,796,412
                                                                                           ==========        ==========
Liabilities and Stockholders' Equity:
Deposits                                                                                   $5,306,723        $5,347,071
Securities sold under agreements to repurchase                                                  2,076             3,095
Advances from Federal Home Loan Bank                                                        1,584,000         1,837,756
Other liabilities                                                                             145,952           111,063
                                                                                           ----------        ----------
          Total Liabilities                                                                 7,038,751         7,298,985
                                                                                           ----------        ----------

Stockholders' equity:
     Preferred stock - $.01 par value; $50 preference value; 6.5% non-cumulative perpetual convertible; aggregate preference value of $63,575 and $64,441 at March 31, 1997 and December 31, 1996, respectively; 3,000,000 shares authorized and 1,271,493 and 1,288,825 issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively                                         13                13
     Common stock - $.01 par value; 90,000,000 shares authorized;
        44,151,837 and 44,183,124 shares issued and 42,614,943 and 44,183,124
        shares outstanding at March 31, 1997 and December 31, 1996, respectively                  442               442
     Paid-in capital                                                                          294,481           298,283
     Retained earnings - subject to certain restrictions                                      215,176           202,550
     Treasury stock, at cost; 1,536,894 shares at March 31, 1997                              (32,552)               --
     Unrealized loss on securities available for sale, net of taxes                            (6,441)           (2,226)
     Unamortized restricted stock awards                                                       (1,561)           (1,635)
                                                                                           ----------        ----------
          Total Stockholders' Equity                                                          469,558           497,427
                                                                                           ----------        ----------
                                                                                           $7,508,309        $7,796,412
                                                                                           ==========        ==========

                                      See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Operations
(dollars in thousands, except per share information) (Unaudited)
                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                              1997              1996
                                                                                           ----------        ----------
Interest income:
     Loans                                                                                 $   82,685        $   72,010
     Securities available for sale                                                             54,389            29,348
     Securities held to maturity                                                                   --            64,477
     Other                                                                                      2,938               308
                                                                                           ----------        ----------
          Total interest income                                                               140,012           166,143
                                                                                           ----------        ----------
Interest expense:
     Deposits                                                                                  64,471            61,164
     Other borrowings                                                                          27,849            53,346
     Interest rate exchange agreements, net                                                    (1,730)            5,259
                                                                                           ----------        ----------
          Total interest expense                                                               90,590           119,769
                                                                                           ----------        ----------
               Net interest income                                                             49,422            46,374
Provision for losses on loans                                                                     640               300
                                                                                           ----------        ----------
               Net interest income after provision for losses on loans                         48,782            46,074
                                                                                           ----------        ----------
Noninterest income:
     Retail banking fees                                                                        5,979             3,132
     Insurance and brokerage sales commissions                                                  2,975             1,698
     Loan servicing fees, net                                                                   2,754             2,019
     Net gain from financial instruments                                                          392               341
     Other                                                                                        252             1,328
                                                                                           ----------        ----------
          Total noninterest income                                                             12,352             8,518
                                                                                           ----------        ----------
Noninterest expense:
     Compensation and employee benefits                                                        11,160             9,882
     Occupancy                                                                                  4,811             3,922
     Federal insurance premiums                                                                   756             2,339
     Other                                                                                      8,711             5,575
                                                                                           ----------        ----------
          Total noninterest expense                                                            25,438            21,718
                                                                                           ----------        ----------
               Income before income tax expense                                                35,696            32,874
Income tax expense                                                                             13,605            11,309
                                                                                           ----------        ----------
               Net income                                                                  $   22,091        $   21,565
                                                                                           ==========        ==========
               Net income attributable to common stock                                     $   21,060        $   20,508
                                                                                           ==========        ==========
Earnings per share:
               Primary                                                                     $     0.49        $     0.48
                                                                                           ==========        ==========
               Fully-diluted                                                               $     0.46        $     0.46
                                                                                           ==========        ==========

Dividends Paid                                                                             $     0.17        $    0.155
                                                                                           ==========        ==========

                                      See accompanying notes to consolidated financial statements

                                             ROOSEVELT FINANCIAL GROUP, INC.
                                                   AND SUBSIDIARIES

                                       Consolidated Statements of Stockholders' Equity
                                             (Dollars in thousands) (Unaudited)

                                                                                                     Unrealized
                                                                                                        gain
                                                                                                     (loss) on
                                                                                                     securities
                                                                                                     available     Un-
                                                                                                        for     amortized   Total
                           Preferred Stock    Common Stock    Paid-                Treasury Stock      sale,    Restricted  Stock-
                           ---------------- ----------------   in     Retained  --------------------    net       Stock     holders
                            Shares   Amount  Shares   Amount Capital  Earnings    Shares     Amount   of taxes    Awards    Equity
                           --------- ------ --------  ------ -------  --------  ----------  -------- ---------- ----------  -------
Balance, December 31, 1995 1,301,000  $13  41,991,701  $420 $262,381  $223,606          --  $     --  $ 12,019   $(1,533)  $496,906
Net income                        --   --          --    --       --     9,662          --        --        --        --      9,662
Purchase of common stock
 for treasury                     --   --          --    --       --        --     (57,000)     (923)       --        --       (923)
Issuance of common stock
 for stock options and
 employee stock plans             --   --     219,991     2    2,748      (205)     57,000       923        --      (242)     3,226
Issuance of common stock
 for acquisitions                 --   --   1,925,776    19   33,155        --          --        --        --        --     33,174
Exchange of preferred
 stock for common stock      (12,175)  --      45,656     1       (1)       --          --        --        --        --         --
Amortization of restricted
 stock awards                     --   --          --    --       --        --          --        --        --       140        140
Cash dividends declared:
   Common stock                   --   --          --    --       --   (26,303)         --        --        --        --    (26,303)
   Preferred stock                --   --          --    --       --    (4,210)         --        --        --        --     (4,210)
Unrealized loss on
 securities available
 for sale, net                    --   --          --    --       --        --          --        --   (14,245)       --    (14,245)
                           ---------  ---  ----------  ---- --------  --------  ----------  --------  --------   -------   --------
Balance, December 31, 1996 1,288,825   13  44,183,124   442  298,283   202,550          --        --    (2,226)   (1,635)   497,427
Net income                        --   --          --    --       --    22,091          --        --        --        --     22,091
Purchase of common stock
 for treasury                     --   --          --    --       --        --  (1,700,000)  (35,916)       --        --    (35,916)
Issuance of common stock
 for stock options and
 employee stock plans             --   --     (31,287)   --   (2,936)     (690)     98,111     2,024        --        --     (1,602)
Exchange of preferred
 stock for common stock      (17,332)  --          --    --     (866)     (474)     64,995     1,340        --        --         --
Amortization of restricted
 stock awards                     --   --          --    --       --        --          --        --        --        74         74
Cash dividends declared:
    Common stock                  --   --          --    --       --    (7,270)         --        --        --        --     (7,270)
    Preferred stock               --   --          --    --       --    (1,031)         --        --        --        --     (1,031)
Unrealized loss on
 securities available
 for sale, net                    --   --         --     --       --        --          --        --    (4,215)       --     (4,215)
                           ---------  ---  ----------  ---- --------  --------  ----------  --------  --------   -------   --------
Balance, March 31, 1997    1,271,493  $13  44,151,837  $442 $294,481  $215,176  (1,536,894) $(32,532) $ (6,441)  $ 1,561   $469,558
                           =========  ===  ==========  ==== ========  ========  ==========  ========  ========   =======   ========

                                         See accompanying notes to consolidated financial statements

ROOSEVELT FINANCIAL GROUP, INC.
Consolidated Statements of Cash Flows
(dollars in thousands) (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                                 1997           1996
                                                                                             ----------     -----------
Cash flows from operating activities:
     Net income                                                                              $   22,091     $    21,565
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                           1,099           1,046
          Amortization of discounts and premiums, net                                            10,449           6,591
          Decrease (increase) in accrued interest receivable                                        905          (2,901)
          Decrease in accrued interest payable                                                     (964)         (3,914)
          Provision for losses on loans                                                             640             300
          Federal tax refund                                                                     27,967               -
          Other, net                                                                             (1,808)         (6,392)
                                                                                             ----------     -----------
               Net cash provided by operating activities                                         60,379          16,295
                                                                                             ----------     -----------
Cash flows from investing activities:
     Principal payments and maturities of securities available for sale                         201,204          55,770
     Principal payments and maturities of securities held to maturity                                 -         271,370
     Principal payments on loans                                                                243,290         256,427
     Proceeds from sales of securities available for sale                                        96,964         358,252
     Purchase of securities available for sale                                                  (61,387)       (274,727)
     Purchase of securities held to maturity                                                          -        (301,363)
     Purchase of loans                                                                          (17,921)       (170,830)
     Originations of loans                                                                     (212,517)       (288,923)
     Net proceeds from sales of real estate                                                       1,484           3,179
     Purchase of office properties & equipment                                                     (378)           (526)
                                                                                             ----------     -----------
               Net cash provided by (used in) investing activities                              250,739         (91,371)
                                                                                             ----------     -----------
Cash flows from financing activities:
     Proceeds from FHLB advances                                                              5,215,000       4,992,500
     Principal payments on FHLB advances                                                     (5,468,756)     (4,914,000)
     Proceeds received from termination of interest rate exchange agreements                          -          14,185
     Excess of deposit (withdrawals over receipts) receipts over withdrawals                    (40,393)         13,430
     Decrease in securities sold under agreements to repurchase, net                             (1,019)        (14,090)
     Proceeds from exercise of stock options                                                        177           1,019
     Purchase of treasury stock                                                                 (35,916)              -
     Cash dividends paid                                                                         (8,301)         (7,582)
     Net increase in advances from borrowers for taxes and insurance                             22,473          18,927
                                                                                             ----------     -----------
               Net cash (used in) provided by financing activities                             (316,735)        104,389
                                                                                             ----------     -----------
Net (decrease) increase in cash and cash equivalents                                             (5,617)         29,313
Cash and cash equivalents at beginning of period                                                 48,642          15,433
                                                                                             ----------     -----------
Cash and cash equivalents at end of period                                                   $   43,025     $    44,746
                                                                                             ==========     ===========
Supplemental disclosures of cash flow information:
    Payments during the period for:
          Interest                                                                           $   91,555     $   123,683
          Income tax refund                                                                      27,967               -
Noncash investing and financing activities:
     Redesignation of interest rate exchange and cap agreements to securities
          available for sale                                                                          -           3,235



                                    See accompanying notes to consolidated financial statements

                     ROOSEVELT FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Roosevelt Financial Group, Inc. (the Company), its wholly-owned subsidiaries,
Roosevelt Bank (the Bank), Missouri State Bank (MSB), and F & H Realty (Realty) and the Bank's wholly-owned subsidiaries as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996.

      In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996.

      The preceding unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

      When necessary, reclassifications have been made to prior period balances to conform to the current period presentation.




NOTE 2 - PROPOSED MERGER

       On December 23, 1996, Roosevelt Financial Group, Inc. announced its plans to merge with Mercantile Bancorporation Inc. (MTL). Pursuant to the agreement, Roosevelt shareholders will be able to elect to receive either $22 in cash or .4211 shares of common stock (subject to the issuance of a maximum number of shares of MTL common stock). Plans call for the merger, which is subject to the approval of Roosevelt shareholders and all appropriate regulatory agencies to be completed in mid-1997.

NOTE 3 -SECURITIES AVAILABLE FOR SALE

      The amortized cost and market value of securities available for sale at March 31, 1997 are summarized as follows:

                                                                 GROSS          GROSS
                                            AMORTIZED         UNREALIZED     UNREALIZED       MARKET
                                               COST              GAINS         LOSSES          VALUE
                                            ----------        ----------     ----------     ----------
                                                                     (in thousands)
Investment Securities:
  U.S. Government and agency obligations    $   12,594          $   244       $    (84)     $   12,754
  Corporate securities                          11,731            1,002             (3)         12,730
                                            ----------          -------       --------      ----------
                                                24,325            1,246            (87)         25,484
  FHLB stock                                   155,861               --             --         155,861
                                            ----------          -------       --------      ----------
                                               180,186            1,246            (87)        181,345
                                            ----------          -------       --------      ----------
 Mortgage-backed Securities:
  Mortgage-backed certificates:
     GNMA                                       59,865              662           (351)         60,176
     FNMA                                      129,677            2,946           (528)        132,095
     FHLMC                                     127,139            1,475         (1,754)        126,860
  Private pass throughs                      2,158,888           14,286        (17,686)      2,155,488
  Collateralized mortgage obligations          160,871            1,945         (4,526)        158,290
  Other                                         32,472            1,788           (536)         33,724
  Derivative financial instruments:
     Interest rate cap agreements               68,540            1,758        (11,108)         59,190
     Interest rate floor agreements                 83              776             --             859
                                            ----------          -------       --------      ----------
                                             2,737,535           25,636        (36,489)      2,726,682
                                            ----------          -------       --------      ----------
                                            $2,917,721          $26,882       $(36,576)     $2,908,027
                                            ==========          =======       ========      ==========

Gross realized gains and gross realized losses on sales of securities available for sale are summarized as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 1997               1996
                                                ------            -------
Gross realized gains                            $3,980            $ 6,157
Gross realized losses                               --             (3,067)
                                                ------            -------
                                                $3,980            $ 3,090
                                                ======            =======

NOTE 4 - SECURITIES HELD TO MATURITY

      In December, 1996, the Company reclassified its entire investment and mortgage-backed securities portfolios from held to maturity to available for sale. This action was taken to provide the Company with maximum flexibility to manage its portfolio. As a result of the Company's decision to reclassify its entire securities portfolios from held to maturity to available for sale, it will not be able to classify any securities as held to maturity for a minimum period of one year from the initial redesignation date.

NOTE 5 - COMMON STOCK DIVIDENDS AND PREFERRED STOCK DIVIDENDS

      On April 24, 1997, the Board of Directors declared the Company's thirty seventh common stock cash dividend in the amount of 22.5 cents per share payable May 30, 1997 to stockholders of record on May 15, 1997. The 22.5 cent dividend consists of the Company's regular quarterly dividend of 17 cents per share and a special transition dividend of 5.5 cents per share.
The special transition dividend ensures that Roosevelt shareholders do not receive a shortfall based on the record and payment dates of Roosevelt's anticipated last dividend prior to its merger with Mercantile Bancorporation Inc. (see Note 2) and the record and payment dates of Mercantile's first dividend following the merger. On March 27, 1997, the Board of Directors declares a regular quarterly cash dividend on the Company's Series A and F 6.5% non-cumulative perpetual convertible preferred stock in the amount of
81.25 cents per share payable May 15, 1997 to shareholders of record
May 5, 1997.

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

      On January 2, 1997, the Board of Directors of the Company authorized an expansion of the capacity of the above-mentioned stock repurchase plan by an additional 5,529,880 shares. This expansion, when coupled with the remaining authorization prior to the expansion (1,468,500 shares), resulted in a total authorization of 6,998,380 shares, the number of shares that the Company has agreed to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of its planned merger with Mercantile Bancorporation Inc. (see Note 2). December 31, 1996 and through April 24, 1997, an additional 2,325,000 shares have been repurchased at a weighted average price of $21.32 per share.

NOTE 7 - EARNINGS PER SHARE

      Net income for primary earnings per share is adjusted for the dividends on convertible preferred stock. Primary earnings per share have been computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options unless their effect would be anti-dilutive. Common stock equivalents are computed under the treasury stock method. Average common and common stock equivalents outstanding for the three month periods ended March 31, 1997 and 1996 were 43,395,534 and 42,373,404, respectively.

      Fully-diluted earnings per share have been computed using the weighted average number of common shares and common stock equivalents, which include the effect of the assumed conversion of the 6.5% non-cumulative convertible preferred stock into common stock. Net income has not been adjusted for the preferred stock dividend for the purposes of the fully-diluted earnings per share calculation. Average common and common stock equivalents outstanding, for the purpose of calculating fully-diluted earnings per share, for the three month periods ended March 31, 1997 and 1996 were 48,163,633 and 47,258,439, respectively.

NOTE 8 - ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share
(SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

      During June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

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

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.
Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The Company's adoption of SFAS 125 effective January 1, 1997 did not have any impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Net Income
----------

    The Company recorded net income totaling $22.1 million for the three month period ended March 31, 1997 as compared to $21.6 million for the three month period ended March 31, 1996. Net income on a fully diluted per share basis was $0.46 for each of the three month periods. The Company took several actions in the fourth quarter of 1996 to reposition its balance sheet and improve its operating results. These actions included the sale of marginally profitable assets, the transfer of its securities held to maturity portfolio to the available for sale portfolio, the repayment of higher cost wholesale liabilities and the removal of derivative positions which had been designated as synthetic alterations of some of the assets sold or the liabilities repaid. These actions and others were part of continuous efforts to transition the Bank to become a more retail-oriented institution and contributed to the $526,000 increase in net income in the first quarter of 1997.

Interest Income
---------------

    Interest income declined $26.1 million or 15.6% to $140.0 million for the three month period ended March 31, 1997 as compared to $166.1 million for the three month period ended March 31, 1996. Interest income on loans increased $10.7 million primarily as a result of a $608.6 million increase in the average balance of loans outstanding which was partially offset by a small decrease in the average yield on the loan portfolio from 7.72% to 7.62%. The increase in the average balances of loans is primarily attributable to the Company's continuing efforts to originate a greater portion of its assets in the form of mortgage and consumer loans, as well as strong demand for such loans in the Company's retail markets. Interest income on securities available for sale increased $25.0 million while interest income on securities held to maturity declined $64.5 million. The increase in available for sale interest income and decrease in held to maturity interest income is primarily a factor of the average balances outstanding reflecting the net impact of the transfer of securities between portfolios in the fourth quarter of 1996 and purchases, sales and repayments occurring subsequent to March 31, 1996 and through March 31, 1997.

Interest Expense
----------------

      Interest expense decreased $29.2 million or 24.4% to $90.6 million for the three month period ended March 31, 1997 as compared to $119.8 million for the same period in 1996. Interest expense on deposits increased $3.3 million to $64.5 million for the three month period ended March 31, 1997 as compared to $61.2 million for the 1996 period primarily as a result of a $423.0 million increase in the average balance outstanding. The remaining $32.5 million net decrease in interest expense primarily results from the fourth quarter of 1996 repayment of higher cost wholesale liabilities and the removal of interest rate exchange agreements which had been used as synthetic alterations of the liabilities repaid.

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

                                                                    THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------------------------------------------
                                                             1997                               1996
                                              ----------------------------------   ---------------------------------
                                                           INTEREST      AVERAGE               INTEREST      AVERAGE
                                              AVERAGE      INCOME/        RATE     AVERAGE     INCOME/        RATE
                                              BALANCE      EXPENSE          %      BALANCE     EXPENSE          %
                                              -------      --------      -------   -------     --------      -------
                                                                        (DOLLARS IN MILLIONS)
Assets:
   Cash equivalents                           $  227.8      $  2.9        5.16%   $   24.0      $  0.3        5.13%
   Securities available for sale<F1>           3,050.9        54.4        7.13     1,563.2        29.3        7.51
   Securities held to maturity                      --          --          --     3,599.3        64.5        7.17
   Loans<F2><F3>                               4,339.9        82.7        7.62     3,731.3        72.0        7.72
                                              --------      ------                --------      ------
         Total interest-earning assets         7,618.6       140.0        7.35%    8,917.8       166.1        7.45%
                                                            ------        ----                  ------       -----
   Other assets                                  326.8                               383.9
                                              --------                            --------
                                              $7,945.4                            $9,301.7
                                              ========                            ========

Liabilities
   Deposits:
     NOW and money market accounts            $1,187.9         8.9        2.98%   $  904.9         6.6        2.92%
     Passbook savings deposits                   285.0         1.6        2.28       321.1         1.8        2.27
     Time deposits<F4>                         3,819.2        52.3        5.47     3,643.1        51.3        5.63
                                              --------      ------                --------      ------
                                               5,292.1        62.8        4.74     4,869.1        59.7        4.90
   Borrowings:
     Securities sold under agreements
       to repurchase<F4>                          52.3          .8        6.17     1,163.7        18.7        6.43
     Advances from FHLB<F4>                    1,984.3        27.0        5.45     2,577.1        40.1        6.22
     Other borrowings                               --          --          --        47.5         1.2       10.26
                                              --------      ------                --------      ------
         Total interest-bearing liabilities    7,328.7        90.6        4.94%    8,657.4       119.7        5.53%
                                                            ------        ----                  ------       -----
   Other liabilities                             139.7                               142.1
                                              --------                            --------
                                               7,468.4                             8,799.5
   Stockholders' equity                          477.0                               502.2
                                              --------                            --------
   Total liabilities and
     stockholders' equity                     $7,945.4                            $9,301.7
                                              ========                            ========
   Net interest income                                      $ 49.4                              $ 46.4
                                                            ======                              ======
   Interest rate spread<F5>                                               2.41%                               1.92%
                                                                          ====                               =====
   Effective net spread<F6>                                               2.60%                               2.08%
                                                                          ====                               =====

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

      At March 31, 1997 the weighted average yield on interest-earning assets was 7.55% and the weighted average cost on interest-bearing liabilities was 4.96%.

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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                             1997 VS. 1996
                                             ---------------------------------------------
                                                 INCREASE (DECREASE)              TOTAL
                                                        DUE TO                   INCREASE
  (DOLLARS IN THOUSANDS)                      VOLUME              RATE          (DECREASE)
                                             --------           --------        ----------
   Interest income:
     Loans                                   $ 11,744           $(1,069)         $ 10,675
     Securities available for sale             28,107            (3,066)           25,041
     Securities held to maturity              (64,477)               --           (64,477)
     Other earning assets                       2,613                17             2,630
                                             --------           -------          --------
         Total interest income               $(22,013)          $(4,118)         $(26,131)
                                             --------           -------          --------

   Interest expense:
     Deposits                                $  5,313           $(2,006)         $  3,307
     Securities sold under agreements to
       repurchase                             (15,501)               77           (15,424)
     Advances from Federal Home Loan Bank      (8,256)             (597)           (8,853)
     Other borrowings                          (1,220)               --            (1,220)
     Interest rate exchange agreements         (7,937)              948            (6,989)
                                             --------           -------          --------
         Total interest expense              $(27,601)          $(1,578)         $(29,179)
                                             --------           -------          --------

   Change in net interest income             $  5,588           $(2,540)         $  3,048
                                             ========           =======          ========

Provision for Losses on Loans
-----------------------------

   The provision for losses on loans recorded for the three month period ended March 31, 1997 was $640,000 as compared to $300,000 for the three month period ended March 31, 1996. The provision for losses on loans represents a charge against current net income to maintain a level of the allowance for losses on loans that has been determined necessary to absorb losses inherent in the Company's loan portfolio. The increase in the provision in 1997 reflects growth in the Bank's loan portfolio, especially consumer loans.

Noninterest Income
------------------

Retail Banking Fees

   Retail banking fees increased $2.8 million to $5.9 million for the three month period ended March 31, 1997 compared to $3.1 million for the three month period ended March 31, 1996. The increase resulted from increased levels of transaction account activities, primarily ATM fees, returned check fees, telephone banking fees and the Company's credit card and debit card programs.

Insurance and Brokerage Sales Commissions

   Insurance and brokerage sales commissions increased $1.3 million to $3.0 million for the three month period ended March 31, 1997 compared to $1.7 million for the three month period ended March 31, 1996. The increase is primarily the result of an increase in the sales volume of commission generating products as the Company successfully increases its penetration of its existing customer base as well as attracts new customers.

Loan Servicing Fees, Net

   Loan servicing fees increased $735,000 to $2.7 million for the three month period ended March 31, 1997 compared to $2.0 million for the three month period ended March 31, 1996. This increase is due primarily to several purchases of loan servicing rights in 1996 which were completed after the first quarter of 1996 and added approximately $3.5 billion to the amount of loans serviced.

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

   Net gain from financial instruments is summarized as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          1997              1996
                                          ----              ----
                                              (IN THOUSANDS)
   Mortgage-backed securities
     available for sale                  $ 3,980           $ 3,090
   Options expense                        (3,588)           (2,749)
                                         -------           -------
                                         $   392           $   341
                                         =======           =======

Noninterest Expense
-------------------

General and Administrative Expense

      General and administrative expense increased $3.7 million to $25.4 million for the three month period ended March 31, 1997 when compared to $21.7 million for the three month period ended March 31, 1996. Such increase was due primarily to an increase in compensation and employee benefits partially offset by a decrease in federal insurance premiums. Compensation and employee benefits increased approximately $1.2 million as a result of normal wage increases, additions to staff, and an increase in the costs related to other employee benefits expense. Federal insurance premiums decreased approximately $1.6 million as a result of a decrease in the insurance premium rate paid by the Company on its deposits following the recapitalization of the Savings Association Insurance Fund in the third quarter of 1996.

FINANCIAL CONDITION

      Total assets decreased $288.1 million or 3.7% to $7.5 billion at March 31, 1997 from $7.8 billion at December 31, 1996. During the three month period ended March 31, 1997 the Bank originated $212.5 million in loans and purchased $17.9 million in loans. These increases were offset by principal repayments totaling $238.4 million. Securities available for sale decreased $249.7 million primarily as a result of principal repayments and sales of such securities totaling $298.2 million exceeding purchases which totaled $61.4 million. Other assets decreased $23.6 million primarily reflecting the receipt of a federal income tax refund of $28.0 million in the period ended March 31, 1997.

      Total liabilities decreased $260.2 million or 3.6% to $7.0 billion at March 31, 1997 from $7.3 billion at December 31, 1996. Net cash provided by investing activities during the quarter ended March 31, 1997, was used to reduce advances from the Federal Home Loan Bank by $253.8 million. The decrease in retail deposits of $40.3 million during the quarter ended March 31, 1997 results in part from customer uncertainty regarding the planned merger with Mercantile Bancorporation Inc. (see Note 2) and from single-product customers who did not renew high rate maturing time deposits. The increase in other liabilities results primarily from a $22.5 million increase in escrow balances on loans.

ASSET QUALITY

      The following table sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans. "Other than temporarily impaired" mortgage-backed securities represent private issuer mortgage-backed securities that have been determined to be "other than temporarily impaired" under the provisions of Statement of Financial Accounting Standards No. 115 and for which the previously existing credit enhancement support, in the form of subordination, has been totally absorbed and therefore any future losses will flow directly to the Company as a senior position holder. These securities were issued with several classes available for purchase. Certain classes are subordinate to the position of senior classes in that such subordinate classes absorb all credit losses and must be completely eliminated before any losses flow to senior position holders. The securities purchased by the Company were purchases of the most senior positions, thus intended to be protected by the subordination credit enhancement feature. In an attempt toward a conservative presentation, the Company includes the entire estimated fair value of these securities (approximately 75% of the unpaid principal balances at March 31, 1997) in this table when the credit enhancement, in the form of subordination, is exhausted even though a substantial portion of the underlying loans (approximately 76% at March 31, 1997) are either current or less than 90 days delinquent. In addition, the remaining amount of "other than temporarily impaired" mortgage-backed securities that continue to be protected by remaining credit enhancement, but for which the Company has concluded it is probable that such credit enhancement will be absorbed before the duration of the underlying security, are disclosed in the paragraphs following the table as other potential problem assets.


Nonperforming Assets                                                    MARCH 31,             DECEMBER 31,
(in thousands)                                                            1997                   1996
                                                                        ---------             ------------
Nonaccruing loans:
  Residential                                                        $     5,958              $     9,659
  Commercial real estate                                                     760                    1,968
  Consumer                                                                 2,600                      597
                                                                     ------------             ------------
    Total                                                                  9,318                   12,224
                                                                     ------------             ------------
Accruing loans delinquent more than 90 days:
  Residential                                                             10,955                   10,126
                                                                     ------------             ------------
Troubled-debt restructurings:
    Commercial real estate                                                    53                       53
                                                                     ------------             ------------
Foreclosed assets:
  Residential                                                              5,922                    4,761
  Commercial real estate                                                   8,308                    7,804
  Consumer                                                                   215                      238
                                                                     ------------             ------------
    Total                                                                 14,445                   12,803
                                                                     ------------             ------------
    Sub-total                                                             34,771                   35,206
                                                                     ------------             ------------
    Sub-total nonperforming assets
      as a percentage of total assets                                        .46%                     .45%
                                                                     ============             ============
"Other than temporarily impaired" mortgage-backed
 securities with approximately 76% of the underlying
 loans either current or less than 90 days delinquent                     38,814                   41,828
                                                                     ------------             ------------
Total non-performing assets                                          $    73,585              $    77,034
                                                                     ============             ============
Total as a percentage of total
 assets                                                                      .85%                     .99%
                                                                     ============             ============

Not included in the preceding table is a private issuer mortgage-backed security with a carrying value of $4.7 million which was performing according to its contractual terms at March 31, 1997. However, this security was determined by the Company to be "other than temporarily impaired" and written down to fair value, since at March 31, 1995, the subordination protection had been substantially reduced to the point where the Company concluded it was probable that the securities would not continue to perform to 100% of their contractual terms over the course of their remaining lives. This security will be included in the preceding non-performing assets table in future periods when, and if, the remaining subordination is exhausted.

      The allowance for losses on loans is established when a loss is probable and can be reasonably estimated. This allowance is provided based on past experience and the prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition and prior loss experience. Provisions for loan losses are recorded to maintain the Company's overall allowance for loan losses within an acceptable range to cover probable credit losses inherent in the portfolio.

      Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions.

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                        1997                1996
                                                                                      -------              -------
Balance at beginning of period                                                        $22,719              $21,855

Provision charged to expense                                                              640                  300


Charge-offs:

   Mortgage loans                                                                      (1,636)                (518)
   Consumer loans                                                                        (150)                 (22)
                                                                                      -------              -------
                                                                                       (1,786)                (540)
                                                                                      -------              -------
Recoveries:

   Mortgage loans                                                                          24                   84
   Consumer loans                                                                           6                   12
                                                                                      -------              -------
                                                                                           30                   96
                                                                                      -------              -------

Net charge-offs                                                                        (1,756)                (444)
                                                                                      -------              -------

Balance at end of period                                                              $21,603              $21,711
                                                                                      =======              =======

    Included in the mortgage loans charged-off during the three months ended March 31, 1997, are two loans which account for a significant portion of the total charge-offs during the period. It is Management's opinion that these two charge-offs do not reflect a continuing trend or a deterioration in the quality of the total portfolio of mortgage loans.

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

    Net market value as prescribed by Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments"
(SFAS 107) is calculated by adjusting stockholders' equity for differences between the estimated fair values and the carrying values (historical cost basis) of the Company's assets, liabilities, and off-balance sheet items.
Net market value, as calculated by the Company and presented herein, should not be confused with the value of the Company's stock or of the amounts distributable to stockholders in connection with a sale of the Company or in the unlikely event of its liquidation. Under SFAS 107 certain valuations, such as the estimated value of demand deposits, are not considered as part of the net market value calculation. As a result the Company calculates an economic net market which is comprised of net market value as calculated under SFAS 107 plus the estimated value of demand deposits. The economic net market value (including the estimated value of demand deposits totaling $39.2 million and $33.2 million at March 31, 1997 and December 31, 1996, respectively) as calculated by the Company decreased to approximately $535.3 million at March
31, 1997 as compared to approximately $557.6 million at December 31, 1996.
Such decrease in economic net market value was primarily the result of the Company's stock repurchase program. To measure the impact of interest rate changes, the Company recalculates its net market value on a pro forma basis assuming instantaneous, permanent parallel shifts in the yield curve, in varying amounts both upward and downward. Larger increases or decreases in the Company's net market value as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases in net market value. The Company endeavors to maintain a position whereby it experiences no material change in net market value as a result of assumed 100 and 200 basis point increases and decreases in general levels of interest rates.

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

Utilizing this measurement concept, the interest rate risk of the Company at March 31, 1997 is as follows:

                                                                     (DOLLARS IN THOUSANDS)
Basis point changes in interest rates                     -200           -100           +100           +200
Change in net market value due to changes in
  interest rates (Company methodology)               $ (16,163)       $(1,035)      $(12,877)     $ (39,687)
Interest rate exposure deemed "normal" by the OTS    $(150,166)           N/A            N/A      $(150,166)

    The Company's operating strategy is designed to avoid material changes in net market value as a result of fluctuations in interest rates. As of March 31, 1997, the Company believes it has accomplished its objectives as the pro forma changes in net market value brought about by changes in interest rates are not material relative to the Company's net market value. A net loss when rates increase indicates the duration of the Company's assets is slightly longer than the duration of the Company's liabilities. A loss when rates decrease is due primarily to borrowers prepaying their loans resulting in the Company's assets repricing down more quickly than the Company can reprice its liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      OTS regulations require federally insured savings institutions to maintain a specified ratio (presently 5.0%) of cash and short-term United States Government, government agency, and other specified securities to net withdrawable accounts and borrowings due within one year. The Company has maintained liquidity in excess of required amounts having had ratios of 5.16%, and 5.05% at March 31, 1997 and December 31, 1996, respectively.

      The Company's cash flows are comprised of cash flows from operating, investing and financing activities. Cash flows provided by operating activities, consisting primarily of interest received on investments (principally loans and mortgage-backed securities) less interest paid on deposits and other short-term borrowings, were $60.4 million for the three month period ended March 31, 1997. Net cash related to investing activities, consisting primarily of purchases of securities and originations and purchases of loans, offset by principal repayments on securities and loans and sales of mortgage-backed securities available for sale, provided $250.7 million for the three month period ended March 31, 1997. Net cash related to financing activities, consisting of proceeds, net of repayments, from FHLB advances, proceeds from securities sold under agreements to repurchase and excess of saving flows utilized $316.7 million for the three month period ended March 31, 1997.

      At March 31, 1997, the Company had commitments outstanding to originate fixed-rate mortgage loans of approximately $25.0 million and adjustable-rate mortgages of approximately $70.8 million. The Company expects to satisfy such commitments through its primary source of funds. At March 31, 1997, there were no commitments to either purchase or sell mortgage-backed securities.

      The Company's merger agreement with Mercantile Bancorporation Inc. (see
Note 2) requires the redemption of all the Company's issued and outstanding shares of preferred stock on May 16, 1997. In addition, under the same agreement, Roosevelt is required to use its reasonable best efforts, subject to prudent business practices, to acquire in open market transactions prior to the closing date of the planned merger up to 6,998,380 of its own common shares at a cost per share in each transaction not to exceed $22.00

      The Company anticipates that prior to the above mentioned redemption date, most if not all, existing preferred shareholders will elect to convert their preferred shares into common shares due to the significant currently existing value differential between post-conversion shares and the $50.00 per share redemption price. To the extent that certain preferred shareholders allow their shares to be redeemed at $50.00 per share by not electing conversion prior to the May 16, 1997 redemption date, such redemptions, if any, are anticipated to be funded by the Company from either then existing cash on hand or with funds drawn on a credit facility provided by Mercantile Bancorporation Inc. To the extent that all preferred shareholders elect to convert their shares into common stock prior to the May 16, 1997 redemption date, total stockholders' equity of the Company will not be impacted by such conversion. Any actual cash redemptions will have the impact of reducing the Company's stockholders' equity by the redemption price of $50.00 per share plus accrued and unpaid dividends for each share of preferred stock so redeemed.

      The Company's above mentioned share repurchases are being conducted pursuant to a stock repurchase program authorized by the Board of Directors of Roosevelt Financial Group, Inc. on December 15, 1994 and expanded by that same board on January 2, 1997.

      Subsequent to December 31, 1996 and through April 24, 1997, 2,325,000 shares have been purchased at a weighted average price of $21.32. The share repurchases to date have been funded by the Company from dividends from Roosevelt Bank. As a result of the recent trading range of Roosevelt's common stock exceeding the $22.00 per share maximum specified in the merger agreement, above which the Company is precluded from executing any repurchase transactions, the Company cannot predict the amount, if any, of additional share repurchases which may be accomplished prior to the anticipated closing date of the merger. To the extent that the price of the Company's common stock falls to $22.00 or below, the Company anticipates future repurchases will be funded by either then existing cash on hand at the Company, or with funds provided to the Company from dividends from Roosevelt Bank.

      With respect to potential futures dividends from Roosevelt Bank, the Company does not intend to allow the Bank to declare any such dividends that would result in the Bank not being classified as well capitalized under existing regulatory capital adequacy guidelines.

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

      The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the subsidiary banks' capital amounts and classifications are also subject to quantitative judgements by the regulators about components, risk-weightings and other factors. Management believes, as of March 31, 1997 the Company and the subsidiary banks meet all capital adequacy requirements.

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

The Company and the banks' actual and required capital amounts and ratios as of March 31, 1997 are as follows:

                                                                                          REQUIREMENTS TO BE WELL-CAPITALIZED
                                                                        CAPITAL              UNDER PROMPT AND CORRECTIVE
                                              ACTUAL                  REQUIREMENTS                ACTION PROVISIONS
                                     ----------------------      ----------------------   -----------------------------------
                                      AMOUNT         RATIO        AMOUNT         RATIO          AMOUNT         RATIO
                                     --------       -------      --------       -------        --------       -------
                                                                     (DOLLARS IN MILLIONS)
Total Capital:<F1>
 Roosevelt Financial Group, Inc.     $  453.4        12.15%      $  298.6         8.00%            N/A           N/A
 Roosevelt Bank                         420.7        11.46          293.6         8.00        $  367.0         10.00%
 Missouri State Bank                      8.8        14.22            5.0         8.00             6.2         10.00

Tangible Capital: <F2>
 Roosevelt Bank                         400.0         5.36          112.0         1.50             N/A           N/A

Core (Leverage) Capital: <F2>
 Roosevelt Bank                         401.9         5.38          224.1         3.00             N/A           N/A

Tier I Capital: <F1>
 Roosevelt Financial Group, Inc.        433.8        11.82          146.8         4.00             N/A           N/A
 Roosevelt Bank                         401.9        10.95            N/A          N/A           220.2          6.00
 Missouri State Bank                      8.0        12.97            2.5         4.00             3.7          6.00

Tier I Capital:
 Roosevelt Bank <F2>                    401.9         5.38            N/A          N/A           373.4          5.00
 Missouri State Bank                      8.0        10.43            N/A          N/A             3.9          5.00

<F1> To risk weighted assets.
<F2> To adjusted total assets.
<F3> To average adjusted assets.

                        PART II  OTHER INFORMATION

Item 1.      Legal Proceedings
                    --------------------------------------------

                    None

Item 2.      Changes in Securities
                    --------------------------------------------

                    None

Item 3.      Defaults Upon Senior Securities
                    --------------------------------------------

                    None

Item 4.      Submission of Matters to a Vote of Security Holders
                    --------------------------------------------

                    None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROOSEVELT FINANCIAL GROUP, INC.

                                    ---------------------------

                                             REGISTRANT







DATE:  MAY 5, 1997                BY:  /S/STANLEY J. BRADSHAW
                                     -----------------------------------------
                                  STANLEY J. BRADSHAW
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE:  MAY 5, 1997                BY:  /S/GARY W. DOUGLASS
                                     -----------------------------------------
                                  GARY W. DOUGLASS
                                  EXECUTIVE VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER